Form 10-Q
period 2026-03-31
EagleRock Land, LLC
filed 2026-06-23
CIK 2104882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43288

EagleRock Land, LLC

(Exact Name of Registrant as Specified in its Charter)

Texas	41-3142321
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9655 Katy Freeway, Suite 375 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 280-7002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A shares representing limited liability company interests	EROK	New York Stock Exchange NYSE Texas, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *

* The registrant has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days, as it became subject to such requirements on May 13, 2026 in connection with its initial public offering. The registrant has filed all such required reports since such time.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 23, 2026, the registrant had 24,455,688 Class A shares and 105,164,311 Class B shares outstanding, each representing limited liability company interests

Explanatory Note

This Quarterly Report on Form 10-Q (this “Quarterly Report”) is being filed by EagleRock Land, LLC (“EagleRock” or the “Company”), which completed the initial public offering (the “IPO”) of its Class A shares representing limited liability company interests (the “Class A shares”) on May 15, 2026. This Quarterly Report presents the financial statements and related results of the Company and its accounting predecessor, Lea & Eddy Holdings, LLC (the “Predecessor”), as of and for the three months ended March 31, 2026, a financial period preceding the closing of the IPO. Accordingly, this Quarterly Report does not include financial statements as of such date and for such period of the entities acquired by the Company concurrently with the closing of the IPO. As a result, this Quarterly Report does not contain information comparable to that contained in the Unaudited Pro Forma Condensed Consolidated Financial Statements included in the Company’s final prospectus, dated May 13, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 14, 2026, in connection with the IPO (the “Prospectus”). As disclosed in its Current Report on Form 8-K filed on May 19, 2026, the Company will file, as promptly as practicable once available and in any event no later than July 31, 2026, Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2026 reflecting the consummation of the IPO and the contribution and reorganization transactions that occurred in connection therewith.

GLOSSARY OF CERTAIN INDUSTRY TERMS

Bbl. One barrel of volume used for measuring oil.

Brackish Water. Water with salinity levels between seawater and freshwater.

Caliche. A crust of coarse sediment or weathered soil in calcium carbonate. It forms when lime-rich groundwater rises to the surface by capillary action and evaporates into a crumbly-like powder, forming a tough, indurated sheet called calcrete.

Completion. Installation of permanent equipment for production of natural gas, NGLs or oil or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

Delaware Basin. A geological depositional and structural basin in West Texas and southern New Mexico, which is a part of the Permian Basin.

E&P. Exploration and production.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

GAAP. Accounting principles generally accepted in the United States of America.

Henry Hub. A natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange. The settlement prices at the Henry Hub are used as benchmarks for the entire North American natural gas market.

MBbls. One thousand barrels of crude oil, condensate, NGLs or water.

MBbls/d. One MBbl per day.

MMBbls. One million barrels of crude oil, condensate, NGLs or water.

MMBtu. One million British thermal units.

Midland Basin. A geological depositional and structural basin in West Texas, which is a part of the Permian Basin.

NGL. Natural gas liquid.

Operator. The individual or company responsible for the development and/or production of an oil or natural gas well.

Permian Basin. A large sedimentary basin located in West Texas and Southeastern New Mexico.

Produced Water. Water that comes out of an oil and natural gas well with the crude oil during crude oil production.

Produced Water Handling Facilities. Facilities employed for the treatment, handling and disposal of salt water produced with oil and natural gas into an underground formation.

Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

WTI. West Texas Intermediate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. The forward looking statements are contained principally in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our Prospectus. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to, the following:

•
our customers’ demand for and use of our surface, resources and water infrastructure assets;
•
our ability to enforce our surface use agreements (“SUAs”) and other agreements with our customers;
•
the success of our operating partners in executing their business strategies, including their ability to construct and operate water infrastructure, attract customers and operate successfully on our land;
•
our customers’ ability to develop our land or potential changes to our customers’ development plans, or any potential acquired acreage to accommodate any future surface use developments;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries, Russia and other allied producing countries (“OPEC+”) with respect to oil production levels and announcements of potential changes to such levels;
•
our reliance on a limited number of customers and a particular region for substantially all of our revenues, including the potential conditions of such customers within such region;
•
our ability to enter into favorable contracts regarding surface uses, access agreements and fee arrangements, including the prices we are able to charge and the margins we are able to realize;
•
our ability to maintain leases and permits, including our ability to renew leases on state and federal leased land;
•
changes in state and federal land use policies that change or restrict our right to use state and federal leased land or increase the cost of such leases;
•
our business strategies and our ability to execute thereon, including our ability to attract customers to use our land and resources;
•
commodity price volatility and trends related to changes in commodity prices, and our customers’ ability to manage through such volatility;
•
the level of competition from other companies, including those offering resources that compete with the resources from our land;
•
changes in the price charged to our customers and availability of services necessary for our customers to conduct their businesses, as a result of oversupply, government regulations or other factors;
•
any planned or future expansion projects by us or our customers;
•
the development of advances or changes in energy technologies or practices;
•
our ability to successfully implement our growth plans, including through future acquisitions of acreage and/or introduction of new revenue streams;
•
the potential deterioration of our customers’ financial condition and their ability to access capital to fund their development programs;
•
the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near term;
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all;
•
our and our customers’ ability to obtain government approvals or acquire or maintain necessary permits, including those related to the development and operation of produced water handling facilities, mines and water wells;
•
operational disruptions and liability related thereto associated with our customers, including those due to environmental hazards, fires, explosions, chemical mishandling or other industrial accidents;
•
our liquidity and our ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, elevated interest rates and Federal Reserve policies and potential economic recession;

•
uncertainty of estimates of resources and minerals, such as oil, natural gas and NGL reserves and production, including those of our customers;
•
the effects of changes in general economic, business or industry conditions, market volatility, including as a result of slowing growth and a potential economic recession, an elevated inflation rate, high interest rates, changes in U.S. and international trade policies and relations, central bank policy and associated liquidity risks;
•
the effects of political instability or armed conflict in oil and natural gas producing regions, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for the use of our land and resources;
•
our level of indebtedness and our ability to service our indebtedness;
•
title defects in the acreage that we acquire;
•
the markets for surface acreage in the areas in which we operate and own or plan to own surface acreage, including pricing estimates, availability of land and our ability to acquire such land on favorable terms, or at all;
•
our ability to integrate acquired acreage, and any future acquisitions, and manage related growth;
•
our ability to recruit and retain, or secure the services of, key management and other personnel and service providers;
•
changes in laws and regulations (or the interpretation thereof), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
general domestic and international political and regulatory conditions, including actions taken by the federal, state or foreign governments, such as executive orders or new or expanded regulations, including U.S. and international trade policies and tax policies, the One Big Beautiful Bill Act and its impact on the Inflation Reduction Act of 2022, and any action related to surface uses and/or development of our mineral and royalty interests;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees, insider or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Quarterly Report, including in the section titled “Risk Factors.”

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in our Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EagleRock Land, LLC

Unaudited Balance Sheets

(In thousands)

	March 31,	December 31,
	2026	2025
ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES AND MEMBER'S INTEREST
Liabilities:
Total liabilities	—	—
Commitments and contingencies (See note 3)

MEMBER'S INTEREST
Member's interest	1	1
Deemed non-cash parent contribution	(1)	(1)
Total member's interest	$—	$—
TOTAL LIABILITIES AND MEMBER'S INTEREST	$—	$—

The accompanying notes are an integral part of the unaudited balance sheets

EagleRock Land, LLC

Notes to the Unaudited Balance Sheets

1.
The Company

Organization

EagleRock Land, LLC ("EagleRock" or the "Company”) was formed as a Texas limited liability company on December 1, 2025. Prior to the IPO (as defined below) Lea & Eddy Holdings, LLC (the "Predecessor") was the sole member of the Company. The Company was capitalized with a deemed non-cash contribution of $1,000 by the Predecessor on December 1, 2025.

On May 4, 2026, the Company, EagleRock Land Operating, LLC ("OpCo") and certain contributing entities (collectively, the "Contributors") entered into a Contribution and Assignment Agreement pursuant to which certain contributions and corporate reorganization steps were effected on May 15, 2026 in connection with the closing of EagleRock's proposed initial public offering (the “IPO”).

In the IPO, the Company issued 17,300,000 Class A shares representing limited liability company interests ("Class A shares") at a price to the public of $18.50 per share. In addition, EagleRock granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. Concurrently with the closing of the IPO, (i) all interests in the subsidiaries of the Predecessor, DE IV Flow LLC ("DE Flow") and the Shallow Valley Ranch (the "Shallow Valley Ranch ") were contributed to OpCo in exchange for limited liability company interests in OpCo and (ii) cash was contributed to the Company by such contributors in exchange for a corresponding number of the Company's Class B shares representing limited liability company interests ("Class B shares"). Refer to Note 5 – Subsequent Events for more information.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues, or more than $700.0 million in market value of our common units held by non-affiliates or issue more than $1.0 billion of non-convertible debt securities over a three-year period.

2.
Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited balance sheets of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's annual audited financial statements and accompanying notes for the year ended December 31, 2025, included within the Company’s final prospectus filed with the SEC on May 14, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Separate Statements of Operations, Changes in Member's Interest and Cash Flows have not been presented because there have been no transactions since incorporation except for the initial capitalization. We have concluded that general and administrative costs associated with the formation of the Company are insignificant.

Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state income taxes. The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of March 31, 2026 and December 31, 2025, there are no income tax related balances reflected in our balance sheets.

3.
Commitments and Contingencies

From time to time the Company enters into certain commitments in the normal course of business and is a party to litigation or other legal proceedings that the Company considers to be part of the ordinary course of business. The Company is currently not involved in any legal proceedings that it considers probable or reasonably possible, individually or in aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.

4.
Members’ Equity

Prior to the IPO, the Predecessor held 100% of the limited liability company interests of the Company. The Predecessor’s limited liability company interests were generally consistent with ordinary equity ownership interests. The Company was capitalized with a deemed non-cash contribution of $1,000 from the Predecessor on December 1, 2025.

5.
Subsequent Events

Intrepid Acquisition. On April 1, 2026, the Predecessor acquired assets, including approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC ("Intrepid Acquisition") for total consideration of approximately $70.0 million. The transaction was funded with related party debt resulting in additional term loan principal of $70.0 million and associated debt discount and debt issuance costs of approximately $2.5 million, with a maturity date of December 31, 2027. In connection with the Intrepid Acquisition, the Predecessor evaluated the amendment of its term loan and concluded the change in terms did not result in a significant change in the economics of the debt and thus will be accounted for as a debt modification and not an extinguishment of the debt. As such, the related financing costs of $2.1 million will be recorded as additional debt issuance costs and will be amortized over the term of the credit facility. Additionally, the Predecessor incurred $0.3 million in transaction costs in connection with the Intrepid Acquisition. The assets acquired in the Intrepid Acquisition were not contributed to the Company in connection with the IPO and have not been offered to be sold to the Company.

Deconsolidation of Hydrosource. Immediately prior to the IPO, the Predecessor contributed all interests in one of its subsidiaries, Hydrosource Logistics, LLC ("Hydrosource"), to Hydrosource Midstream, LLC (“Hydrosource Midstream”) for no consideration. Hydrosource retained the assets acquired in the Intrepid Acquisition. For the avoidance of doubt, Hydrosource was not contributed to the Company in connection with the IPO.

Initial Public Offering In the IPO, the Company issued 17,300,000 Class A shares at a price to the public of $18.50 per Class A share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. The Class A shares began trading on the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol "EROK" on May 14, 2026, and the IPO closed on May 15, 2026. The underwriters' option closed on May 19, 2026. The Company received net proceeds from the IPO, including the underwriters' option, of approximately $328.5 million, net of underwriting discounts and offering expenses. The Company contributed all of the net proceeds from the IPO to OpCo in exchange for newly issued limited liability company interests in OpCo ("OpCo Units") at a per-unit price equal to the per-share price paid by the underwriters for the Company's Class A shares in the IPO. OpCo used a portion of the net proceeds from the IPO to repay in full, and terminate, the Predecessor's credit facility (the "Predecessor Credit Facility") and intends to use the remainder for general corporate purposes.

Corporate Reorganization Concurrently with the closing of the IPO, the following transactions (the Corporate Reorganization) occurred, in substantially the following order:

•
OpCo was formed by the Company;
•
Each of the Predecessor, the existing owners of the Shallow Valley Ranch (the “Shallow Valley Owners”) and Double Eagle IV Midco, LLC (“Double Eagle” contributed cash the Company in exchange for a total of 109,724,999 Class B shares;
•
The Company contributed all of its subsidiaries in OpCo in exchange for 42,716,738 OpCo Units and OpCo's assumption of the Predecessor Credit Facility.
•
Each of the Shallow Valley Owners and Double Eagle contributed certain of their subsidiaries to OpCo in exchange for a total of 21,134,331 OpCo Units and 45,873,930 OpCo Units, respectively;
•
Each of EagleRock’s and OpCo’s operating agreements was amended and restated to facilitate the IPO
•
Pursuant to a Warrant Exercise Agreement, each holder of warrants of the Predecessor (including funds and accounts managed by TCW Asset Management Company LLC, CCLF Holdings (D41) LLC and AWC Aqua, LLC (collectively, the “TCW Entities” and such warrants, the “Predecessor Warrants”) exercised a portion of its Predecessor Warrants (the “Exercised Warrants”) and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Predecessor distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each warrant agreement between the Predecessor and the TCW Entities was terminated and (iii) certain of such TCW Entities merged with one or more newly formed subsidiaries of EagleRock and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares;
•
The Company issued 17,300,000 Class A shares in the IPO to the public, representing 100% of the economic rights in the Company, in exchange for the net proceeds of the IPO at a price of $18.50 per Class A share;
•
The Company contributed all of the net proceeds from the IPO to OpCo in exchange for a number of OpCo Units equal to the number of Class A shares issued in the IPO; and
•
OpCo used the net proceeds from the IPO as described above under “Initial Public Offering.”

Sixth Amendment On May 4, 2026, certain subsidiaries of the Predecessor entered into the Sixth Amendment to the Predecessor Credit Facility (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) provided the lenders’ consent to the IPO, (ii) effected the joinder of OpCo as the new parent under the Predecessor Credit Facility, (iii) released Hydrosource Logistics, LLC ("Hydrosource") and the Predecessor from their obligations thereunder, with the Fifth Amendment Term Loans (as defined in the Sixth Amendment) being transferred to a separate credit agreement, and (iv) required the establishment of a segregated account with a minimum balance of $270.0 million to be funded from the IPO proceeds.

Repayment of the Predecessor Credit Facility. On June 3, 2026, EagleRock repaid the entire balance of the Predecessor Credit Facility with a cash payment of $269.1 million. The unamortized premium balance associated with the Predecessor Credit Facility was derecognized as a result of the facility being paid off.

EagleRock Credit Facility On May 4, 2026, OpCo entered into a credit agreement (the "Credit Facility") with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Effective Date (as defined in the Credit Facility) of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and contains customary affirmative covenants, negative covenants, and events of default. The Credit Facility remains undrawn, with no letters of credit outstanding, as of the date these financials were able to be issued.

DE Flow Contribution On May 15, 2026, concurrently with the closing of the IPO, Double Eagle contributed its interests in DE Flow including the integrated water infrastructure system in the Midland Basin (the "DE Flow System"), to OpCo in exchange for 45,873,930 OpCo Units and a corresponding number of Class B shares (the "DE Flow Contribution"). The value of the consideration transferred was $988.6 million. The DE Flow System consists of produced water gathering systems, saltwater disposal wells, water sourcing and delivery pipelines and recycling facilities, and is capable of handling up to approximately 400 MBbls/d of produced water. The DE Flow Contribution was accounted for as a business combination under ASC 805. The Predecessor was determined to be the accounting acquirer in the DE Flow Contribution. The initial accounting for the DE Flow Contribution was not complete at the time the financial statements were issued due to the limited time between the IPO and the filing of this Quarterly Report of Form 10-Q. As a result, the disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time. The Company is still gathering the necessary information to provide such disclosures in future filings.

Shallow Valley Contribution On May 15, 2026, in connection with the closing of the IPO, the Shallow Valley Owners contributed their interests in the Shallow Valley Ranch, including approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo in exchange for 21,134,331 OpCo Units and a corresponding number of Class B shares (the "Shallow Valley Contribution"). The value of the consideration transferred was $455.4 million. The Shallow Valley Contribution was accounted for as a business combination under ASC 805. The Predecessor was determined to be the accounting acquirer. The initial accounting for the Shallow Valley Contribution was not complete at the time the financial statements were issued due to the limited time between the IPO and the filing of this Quarterly Report of Form 10-Q. As a result, the disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time. The Company is still gathering the necessary information to provide such disclosures in future filings.

DE Flow WSMA Concurrently with the IPO, OpCo entered into the Water System Management Agreement (the “DE Flow WSMA”) with DEF Operating, LLC (“DEF Operating”), an affiliate of Double Eagle. The DE Flow WSMA governs revenue arrangements with respect to the DE Flow System. The initial term of the DE Flow WSMA is 10 years. Pursuant to the terms of the DE Flow WSMA, OpCo is entitled to a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating and a minimum annual royalty of $40.0 million for the first five years of the initial term and $10.0 million for the last five years of the initial term. The DE Flow WSMA is supported by an acreage dedication of up to approximately 70,000 acres related to the Company's Midland Basin water infrastructure assets. Pursuant to a put option agreement between Double Eagle and Hydrosource, Double Eagle has the right to sell, and Hydrosource has the obligation to purchase, DEF Operating if Double Eagle undergoes certain change of control events or at any time following five years from the date of the IPO.

Hydrosource Recycling Agreement Concurrently with the IPO, OpCo entered into the Produced Water Recycling Rights Agreement (the "Hydrosource Recycling Agreement") with Hydrosource. The Hydrosource Recycling Agreement governs royalty revenue arrangements with respect to recycled water activities on the Company's land. The initial term of the Hydrosource Recycling Agreement is 10 years. Pursuant to the terms of the Hydrosource Recycling Agreement OpCo is entitled to (i) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold the Company's land by Hydrosource less applicable taxes, (ii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off of the Company's land, (iii) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across the Company's land solely for purposes of transit to a facility located outside of our land, (iv) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to a long-term agreement that provides Hydrosource access to 3 MMBbls/d of produced water, (v) Hydrosource's payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on our land, (vi) a five-year minimum royalty commitment of $5.0 million per year and (vii) Hydrosource's two-year exclusive option to develop a solid waste facility on the Company's land.

Long Term Incentive Plan. On May 13, 2026, the Predecessor, as the sole member of the Company approved a Long-Term Incentive Plan (“LTIP”) for employees, service providers, and directors of the Company, which became effective upon the consummation of the Company’s IPO. The LTIP authorizes up to 13,012,499 Class A shares for issuance and provides the Company’s board of directors (the “Board”) with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, or substitute awards. On May 20, 2026, the Board authorized the Company’s Chief Executive Officer to grant up to 810,811 restricted stock units (“RSUs”) to current and future employees and service providers of the Company (other than executive officers). As of June 23, 2026, 367,567 RSUs have been granted to certain non-executive employees and service providers under the LTIP. Each RSU represents the right to receive one share of the Company's Class A Shares upon vesting, and the right to receive dividends paid to each Class A shareholder between the grant date and vesting date. The RSUs have vesting terms ranging from one to three years.

Employee Stock Purchase Plan. On May 13, 2026, the Predecessor, as the sole member of the Company approved an Employee Stock Purchase Plan (“ESPP”), which became effective upon consummation of the Company's IPO. The ESPP authorizes up to 1,377,784 Class A shares for issuance. As of June 23, 2026, there are no awards granted under the plan.

IPO Bonuses On May 15, 2026, in connection with the closing of the IPO, as previously disclosed in the final prospectus filed with the SEC on May 14, 2026, the Company granted an aggregate of approximately 3,100,001 Class A shares to certain members of our management team. Based on the IPO price of $18.50 per share, the awards have an aggregate value of approximately $57.4 million subject to tax withholdings. The Company is in the process of finalizing the grant-date fair value. Because the awards were fully vested upon completion of the IPO, the Company expects to recognize the grant-date fair value amount as stock-based compensation expense on the IPO closing date.

Pitcock Ranch Land Acquisition On June 17, 2026, Shallow Valley EagleRock Holdco, LLC, a wholly owned subsidiary of EagleRock Land LLC, acquired approximately 642.8 fee surface acres and the related water-handling accessories, including a frac pit, submersible pumps, pressure tanks, corrals, and gates, from Jerrod Pitcock, an individual (“Pitcock Ranch Land Acquisition”), for total cash consideration of approximately $2.0 million. The transaction was funded with cash on hand, and no third-party or related-party debt was incurred in connection with the Acquisition.

Lea & Eddy Holdings, LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except unit amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,118	$9,042
Accounts receivable, net	14,934	13,096
Inventory	308	310
Prepaid expenses and other current assets	8,499	8,765
Total current assets	27,859	31,213

Property, plant and equipment, net	55,105	55,586
Right of use assets, net	1,636	1,565
Intangible assets, net	187,806	191,240
Net investment in sales-type lease	3,225	—
Deferred offering costs	4,878	1,459
Other noncurrent assets	1,149	947
TOTAL ASSETS	$281,658	$282,010

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
Accounts payable	$6,161	$4,433
Accounts payable – related party	1,780	2,684
Accrued liabilities	3,293	2,909
Current income taxes payable	149	42
Current deferred revenue	169	533
Current operating lease liability	608	492
Current debt - related party	6,900	6,038
Total current liabilities	19,060	17,131

NON-CURRENT LIABILITIES
Operating lease liability, less current portion	994	1,019
Deferred tax liability, net	10,835	10,852
Deferred revenue, less current portion	99	94
Long-term debt - related party, less current portion	289,022	294,629
Total non-current liabilities	300,950	306,594

Commitments and contingencies (See note 11)

MEMBERS' DEFICIT
Common units (2,095 units authorized and 1,195 units outstanding as of March 31, 2026 and December 31, 2025)	14,016	14,016
Additional paid in capital - members' interests	(1)	(1)
Additional paid in capital - warrants - related party	18,416	18,416
Accumulated deficit	(70,783)	(74,146)
Total members’ deficit	$(38,352)	$(41,715)
TOTAL LIABILITIES AND MEMBERS' DEFICIT	$281,658	$282,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Lea & Eddy Holdings, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2026	2025
REVENUES
Water sales	$18,672	$4,499
Related party water sales	126	—
Surface and other revenues	4,258	2,569
Total revenues	23,056	7,068

COST AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	4,858	1,862
Related party cost of sales	2,861	1,123
General and administrative expense	4,588	1,036
Related party general and administrative expense	6	19
Depreciation and amortization expense	4,591	1,393
Loss (gain) on sale of property, plant and equipment, net	—	30
Gain on investment in sales-type lease	(3,275)	—
Total operating expenses	13,629	5,463
INCOME FROM OPERATIONS	9,427	1,605

OTHER INCOME (EXPENSE)
Interest expense	5,834	2,715

INCOME (LOSS) BEFORE INCOME TAXES	3,593	(1,110)

Income tax expense (benefit)	230	—
NET INCOME (LOSS)	$3,363	$(1,110)
Income (Loss) per unit:
Basic	$1,605	$(1,110)
Diluted	$1,605	$(1,110)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Lea & Eddy Holdings, LLC and Subsidiaries

Unaudited Consolidated Statements of Members’ Deficit

(In thousands, except for common units)

Three Months Ended March 31, 2026

	Common units
	Number of units	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2026	1,195	$14,016	$18,415	$(74,146)	$(41,715)
Net income	—	—	—	3,363	3,363
Balance, March 31, 2026	1,195	$14,016	$18,415	$(70,783)	$(38,352)

Three Months Ended March 31, 2025

	Common units
	Number of units	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2025	1,000	$1	$(1)	$(1,075)	$(1,075)
Net loss	—	—	—	(1,110)	(1,110)
Balance, March 31, 2025	1,000	$1	$(1)	$(2,185)	$(2,185)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Lea & Eddy Holdings, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,363	$(1,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation & amortization expense	4,591	1,393
Amortization of debt premium, debt discount and debt issuance costs	(2,478)	174
Gain on sale of property, plant and equipment, net	—	30
Gain on investment in sales-type lease	(3,275)	—
Paid-in-kind (non-cash) interest	—	75
Change in operating assets and liabilities:
Accounts receivable	(3,936)	1,012
Inventories	2	—
Prepaid expenses and other current assets	380	179
Other noncurrent assets	(100)	—
Accounts payable	(190)	(1,485)
Accounts payable - related party	(904)	(1,157)
Accrued liabilities	384	1,102
Current income taxes	107	—
Deferred revenue	(360)	(17)
Operating lease liability	20	(9)
Deferred income taxes	(18)	—
Net cash provided by (used in) operating activities	(2,414)	187

CASH FLOWS FROM INVESTING ACTIVITIES

Cash deposit for acquisitions	—	(3,376)
Capital expenditures	(835)	(709)
Proceeds from sale of property, plant and equipment, net	2,100	—
Net cash provided by (used in) investing activities	1,265	(4,085)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility	—	4,750
Payments on long-term debt	(2,267)	(900)
Deferred offering costs	(1,506)	(17)
Net cash provided by (used in) financing activities	(3,773)	3,833

Net decrease in cash, cash equivalents and restricted cash	(4,922)	(65)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	9,327	1,062
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,405	$997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Lea & Eddy Holdings, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,288	$2,466

SUPPLEMENTAL NON-CASH OPERATING AND FINANCING ACTIVITIES
Operating lease, right-of-use assets associated liability	$205	$527
Change in accounts payable related to capital expenditures	$5	$349
Change in accounts payable and accrued liabilities related to deferred offering costs	$(1,913)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Lea & Eddy Holdings, LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
The Company

Organization

Lea & Eddy Holdings, LLC (together with its Subsidiaries, “the Company”, “we”, “us”, or “our”) was formed as a Texas limited liability company on December 7, 2023. The Company has a single class of equity, designated as Common Units.

The Company commenced business operations in January 2024. The Company has the following wholly owned subsidiaries, Hydrosource Logistics, LLC (“Hydrosource”), and Hydrosource Logistics Waste Management, LLC. Additionally, Desert Ram Holdings, LLC (“Desert Ram”), Desert Ram South, Incorporated (“Desert Ram South”), NGL North Ranch, LLC and NGL South Ranch Inc. were acquired in April 2024 (the "Desert Ram Acquisition"). In January 2025, NGL North Ranch, LLC and NGL South Ranch, Inc. obtained, in connection with the Desert Ram Acquisition, name change certificates from the State of Texas and State of New Mexico to operate as Desert Ram North, LLC and Desert Ram South Ranch, Inc., respectively.

Collectively, these entities are referred to as the "Subsidiaries." The condensed consolidated financial statements include the accounts of Lea & Eddy Holdings, LLC and the Subsidiaries.

In December 2025, in connection with a proposed initial public offering ("IPO"), the Company formed EagleRock Land, LLC, a Texas limited liability company (the “Registrant”). At the closing of the IPO, the Registrant consolidated certain existing assets of the Company together with specified assets acquired in connection with any related acquisition.

Business

The Company provides a range of well site services to U.S. exploration and production (“E&P”) companies in the Southeastern New Mexico and Permian Basin. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our service offerings include water sales for oil and gas exploration, surface development activities in connection with oil and gas development and leases of our land.

2.
Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's annual audited financial statements and accompanying notes for the year ended December 31, 2025, included within the Company’s final prospectus filed with the SEC on May 14, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include Lea & Eddy Holdings, LLC, and its Subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company had no other comprehensive income (loss) for the three months ended March 31, 2026 and 2025. As such, net income (loss) is equivalent to total comprehensive income (loss)

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, assessment of useful lives and recoverability of long-lived assets, including property, plant and equipment and intangible assets, discount rates underlying our lease right-of-use assets and liabilities, estimates related to deferred tax liabilities, estimates of assets acquired and liabilities assumed in a business combination, and estimates of fair value of warrants and debt. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains deposits in financial institutions that are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). From time-to-time, the deposits may exceed the amount of deposit insurance available through the FDIC. However, the Company has not experienced any losses related to amounts in excess of FDIC limits.

As of March 31, 2026, the Company held approximately $0.3 million of restricted cash held as certificates of deposit related to surety bonds associated with right-of-way agreements. There were no cash amounts restricted as of March 31, 2025. We have recorded these amounts as other noncurrent assets on our condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$4,118	$997
Other noncurrent assets	287	—
Total cash, cash equivalents and restricted cash	$4,405	$997

Accounts Receivable

Accounts receivable represents amounts due from third-party and related party customers in connection with our revenue generating activities, and are reported at historical carrying value, net of write-offs and any provision for credit loss. Accounts are written off when they are determined to be uncollectible based upon management's assessment of individual accounts. A provision for credit loss is evaluated on a regular basis by management and is based upon the collectability of the receivables after considering the historical loss rates, age of receivables, credit rating of the counterparty and prevailing economic conditions. As of March 31, 2026 and 2025, there was no provision for credit loss recorded. At March 31, 2026 and December 31, 2025, the accrued revenue (unbilled receivable) included in accounts receivable, for which the performance obligation has been met to the customer, was approximately $0.3 million and $0.3 million, respectively.

Inventory

Inventory is comprised of cattle, which are stated at the lower of cost or net realizable value, with costs determined utilizing the first-in-first-out method. There were no lower of cost or net realizable value inventory adjustments for the three months ended March 31, 2026 and 2025.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid insurance costs and prepaid subscription and licensing fees, which are amortized using the straight-line method over the term.

Property, Plant, and Equipment, net

Property, plant, and equipment are stated at cost, or upon acquisition, at its fair value and include land, furniture and fixtures, building, leasehold improvements, machinery and equipment, and vehicles. Expenditures for construction activities, major improvements and betterments that extend the useful life of an asset are capitalized while expenditures for repairs and maintenance are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts, and any gain or loss is reflected in the condensed consolidated statements of operations. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of the major classes of property, plant, and equipment are as follows:

Furniture and fixtures	2 years
Vehicles	3 years
Buildings	8 - 12 years
Leasehold improvements	2 - 10 years
Water wells, facilities and related equipment	2 - 20 years

Impairment of Long-Lived Assets

Management reviews the Company’s property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is generally determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. No impairments were recorded during the three months ended March 31, 2026 and 2025.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in ASC Topic 842, Leases. The Company’s operating leases are generally comprised of corporate offices and vehicles.

Right of Use ("ROU") assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received. Lease incentives are amortized through the lease asset as reductions of expense over the lease term. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities.

The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the ROU asset to the future net undiscounted cash flows the asset is expected to generate. If the comparison indicates that the Company will not be able to recover the carrying amount, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds the estimated fair value. There was no impairment of ROU assets for the three months ended March 31, 2026 and 2025.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease provides an implicit rate, the Company uses that rate for determining lease value. If an implicit rate is unavailable, the Company uses the incremental borrowing rate based on the information available at commencement date, including the collateralized borrowing rate for the Company, in determining the present value of lease payments.

The Company’s operating leases are included in short-term lease liability and long-term lease liability in the condensed consolidated balance sheets. Lease costs comprised of office rent associated with the lease are included in operating expenses in the condensed consolidated statements of operations.

Net Investment in Sales-Type Lease

The Company is a lessor in a sales-type lease arrangement related to land. The Company classifies leases in which it is the lessor at lease commencement as operating, direct financing, or sales-type leases in accordance with ASC 842. The Company’s net investment in the sales-type lease is comprised of (i) a lease receivable measured at the present value of remaining lease payments and (ii) an unguaranteed residual asset and is presented within other current assets and net investment in sales-type lease on the condensed consolidated balance sheet, as applicable. Interest income on the net investment is recognized over the lease term using the effective interest method and presented as interest income in the condensed consolidated statement of operations.

Intangible Assets, Net

The Company recognizes an intangible asset as finite-lived if its useful life is limited by legal, contractual, or economic factors. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The amortization period reflects the pattern in which the asset's economic benefits are consumed. The Company periodically reviews the remaining useful lives of these assets and revises them if a change in estimate is warranted. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted future cash flows. The loss is measured as the excess of the carrying amount over the fair value of the asset. No impairments were recorded during the three months ended March 31, 2026 and 2025.

The estimated useful lives of the major classes of intangibles are as follows:

Water rights	15 years
Surface rights	15 years
Saltwater disposal	15 years

Refer to Note 4 – Acquisitions for further details regarding the Company’s intangible assets.

Internal Use Software

We capitalize certain implementation costs incurred for development and costs incurred for cloud computing software implementations. Costs are primarily comprised of contracted labor and related expenses. Costs are capitalized once the project is defined, funding is committed, and it determined that the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Cloud computing software implementation costs incurred in a hosting arrangement are capitalized and reported as a component of prepaid expenses and other current assets, and other assets. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years. As of March 31, 2026, the Company has capitalized approximately $0.2 million of cloud computing software implementation costs. As of December 31, 2025, the Company had capitalized no cloud computing software implementation costs.

Deferred Offering Costs

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 31, 2026 and December 31, 2025, the Company has capitalized approximately $4.9 million and $1.4 million of deferred offering costs, respectively. Such costs were deferred until the closing of the IPO, at which time the deferred costs were offset against the offering proceeds, net of any relevant reimbursements of such costs.

Acquisitions

The Company performs an evaluation of acquisition transactions by calculating the relative fair value of the assets acquired to determine if the transaction should be accounted for as a business combination or asset acquisition. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or the acquired entity does not meet the definition of a business, the transaction is recorded as an asset acquisition. All other transactions are recorded as business combinations. In accounting for business combinations, all assets acquired and liabilities assumed are recorded at the acquisition date fair value. Any purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Warrants

As further discussed in Note 6 - Long Term Debt, the Company issued warrants to the lenders under the Company's long-term debt arrangement. Each holder received the right to acquire Common Units as set forth in the Warrant Agreement. Warrants for common shares are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain variable share provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its warrants for shares of common stock at each reporting date to determine whether a change in classification between equity and liabilities is required. In April 2025, the Company modified the terms of the outstanding warrants in conjunction with a modification of the Company's long-term debt, removing a variable settlement feature from the warrants. As a result, the outstanding warrants met the requirements for equity classification under ASC 815-40. Accordingly, on April 14, 2025, the Company reclassified the warrant liability to additional paid-in capital. As a result of the transfer from liabilities to equity, the warrants are no longer measured at fair value on a recurring basis as of March 31, 2026.

Fair Value Considerations

Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs, and consists of three broad levels:

o
Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
o
Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

o
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

There were no reclassifications between levels during the three months ended March 31, 2026 and 2025.

Fair Value Measurements

As of March 31, 2025 and up to the reclassification date, the fair value of the Company's liability classified warrants was determined to be de minimis. The valuation of the warrants is considered to be at Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The Company’s non-financial assets, which consist primarily of property and equipment, right-of-use assets and intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these warrant liabilities and non-financial assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the condensed consolidated balance sheets, such as accounts receivable, cash and cash equivalents, and others approximate fair value as of March 31, 2026 and December 31, 2025.

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue when it satisfies the performance obligation to the customer by transferring control over a product or service to the customer.

The Company recognizes revenue following the five-step model under ASC 606: (i) identifying the contract, (ii) identifying performance obligations, (iii) determining the transaction price, (iv) allocating the transaction price, and (v) recognizing revenue as performance obligations are satisfied. The Company’s contracts generally represent a single performance obligation, and revenues are recognized at a point in time.

The Company generates all its revenue from its operations in the State of New Mexico. The Company has disaggregated its revenue as follows which is based on the nature of the products and services rendered:

o
Water Sales and Related Party Water Sales: The Company has water rights to obtain water from its constructed water wells within its ranches or acreage in New Mexico. The Company in certain instances may purchase additional water from external sources to supplement its water supply, including treated water. Water sales involve the sales of the Company’s water to its customers for oil and gas completion activities. Revenue from the sale of water, which includes treated water, is recognized at a point in time upon delivery to the customer when the performance obligation has been met. Revenues associated with Water Sales and Related Party Water Sales were approximately $18.8 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.
o
Surface and Other Revenues: Includes royalty fees, surface damage fees, mining revenues, and cattle sales, which are recognized at a point in time upon completion of the respective performance obligations, when the product or service is delivered to the customer. Royalty revenues are earned from water pumped into saltwater disposal wells on Company land. The Company recognized the royalty revenues when the performance obligations were met, which is based on volume and the Company's contractual royalty percentage. Surface damage fees are earned when the disturbance occurs or restoration services are rendered. Mining (caliche resources) revenues are earned through the sale of caliche mined from the Company’s assets and are recognized when the product has been delivered. Cattle sales are earned through the sale of the Company's cattle inventory. Revenues associated with the Surface and Other Revenues service line were approximately $4.2 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are inclusive of $0.6 million and $0.4 million of mining (caliche resources) revenues for the three months ended March 31, 2026 and 2025, respectively.
o
Lease Revenues: The Company leases certain portions of its land to customers. Income from leases, easement rights, and a man camp is recognized over time as performance obligations are satisfied. Lease revenue has been included as part of our surface and other revenues in the condensed consolidated statements of operations. Revenues associated with the Lease Revenues service line were approximately $0.1 million for the three months ended March 31, 2026 and less than $0.1 million for the three months ended March 31, 2025

The Company evaluates the nature of its contracts and uses judgment primarily in assessing when performance obligations are satisfied. Payment terms do not include significant financing or variable consideration components.

In some instances, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized within Deferred revenue in our condensed consolidated balance sheets. The following table shows a summary of deferred revenue activity:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$627	$175
Payment received/accrued and deferred	25	20
Revenue recognized during the period	(384)	(36)
Ending balance	$268	$159

Concentrations of Credit Risk, Major Customers and Suppliers

The Company is subject to risk resulting from the concentration of its sales and receivables with several significant customers in the E&P industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Collateral is not normally required for credit extended in the form of accounts receivable to the Company’s customers.

The Company had significant concentrations in revenue from the following significant customers:

	Three Months Ended March 31,
	2026	2025
Customer A	27%	*
Customer B	11%	*
Customer C	10%	*
Customer D	*	44%
Customer E	*	17%

* Below 10%

The Company had significant concentrations in accounts receivable from the following significant customers:

	March 31, 2026	December 31, 2025
Customer A	20%	*
Customer B	17%	*
Customer C	*	23%
Customer D	*	15%
Customer E	*	15%
Customer F	*	14%
Customer G	*	12%

* Below 10%

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for supplies services, and supplemental water sourcing. The Company is dependent on the ability of its suppliers to provide equipment, products, and services on a timely basis and on favorable pricing terms. Major suppliers are defined as those comprising more than 10% of the Company’s costs of sales and accounts payable.

The Company had concentrations of major suppliers within cost of sales as follows:

	Three Months Ended March 31,
	2026	2025
Supplier A	37%	*
Supplier B	15%	*
Supplier C	*	37%
Supplier D	*	13%

The Company had concentrations of major suppliers within accounts payable as follows:

	March 31, 2026	December 31, 2025
Supplier A	34%	*
Supplier B	21%	15%
Supplier C	*	34%

* Below 10%

Deferred Loan Costs

The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, advisory and accounting fees. These costs are being amortized over the term of the related loan using the effective interest method. Deferred loan cost amortization is included in interest expense. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are charged off in the period in which such an event occurs. Deferred loan/debt issuance costs are classified as a reduction of long term debt.

Income Taxes

The majority of the Company’s taxable income or loss is passed through to its partners and is reported on the respective partner’s tax returns for federal and state income tax purposes. Accordingly, there is no provision or accrual for income taxes for federal and state income tax purposes included in these condensed consolidated financial statements attributable to the passthrough income. However, as a result of the corporate status of Desert Ram South, the Company has accrued federal and state income taxes related to Desert Ram South’s taxable earnings.

The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under U.S. GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income.

The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of March 31, 2026 and 2025, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and the state of New Mexico. The Company’s tax filings for 2026, 2025 and 2024 are subject to audit by the federal and state taxing authorities in jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.

Income (Loss) per Common Unit

Basic income (loss) per common unit is computed using the weighted-average number of common units outstanding during the period. Diluted income (loss) per common unit is computed using the weighted-average number of common units and the dilutive effect of contingent units outstanding during the period. Potentially dilutive contingent common units, which consist of warrants for common units have been excluded from the diluted income (loss) per common unit calculation because their effect is anti-dilutive. Subsequent to the modification of warrants in April 2025, the warrants are no longer contingently issuable and as such are included in the calculation of common units for both basic and diluted income (loss) per common unit.

The following represents the computation of basic and diluted earnings per common unit for the three months ended March 31, 2026 and 2025 (in thousands, except unit and per unit data):

	2026	2025
Net income (loss) – basic and diluted	$3,363	$(1,110)

Common units used in computation:
Weighted-average common units outstanding – basic and diluted	1,195	1,000
Weighted-average warrants considered outstanding common units - basic and diluted	900	—
Total weighted-average common unit equivalents outstanding - basic and diluted	2,095	1,000

Income (loss) per common unit – basic and diluted	$1,605	$(1,110)

The following weighted average common unit equivalents are excluded from the calculation of weighted average common units outstanding because their inclusion would have been anti-dilutive:

	2026	2025
Contingently issuable warrants	—	1,001

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2025, we retrospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The adoption of this update did not have a material impact on its consolidated financial statements or related disclosures. Refer to Note 8 – Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which removed references to project stages and clarified when the Company is required to begin capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this updated standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3.
Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Depreciable property, plant and equipment
Furniture and fixtures	$240	$240
Vehicles	886	886
Buildings	388	388
Leasehold improvements	2,076	2,076
Machinery and equipment	29,536	29,162
Pipelines and pits	3,999	3,768
Total depreciable property, plant and equipment, gross	37,125	36,520
Accumulated depreciation	(5,272)	(4,120)
Total depreciable property, plant and equipment, net	31,853	32,400
Non-depreciable property, plant and equipment
Land	23,151	23,154
Construction in progress	101	32
Total non-depreciable property, plant and equipment	23,252	23,186
Total property, plant and equipment, net	$55,105	$55,586

All property and equipment are held and used in the United States. Depreciation expense for property, plant, and equipment for the three months ended March 31, 2026 and 2025 was approximately $1.2 million and $0.3 million, respectively.

4.
Acquisitions

Accelerated Acquisition

On April 14, 2025, the Company acquired 100% of the equity interests in Accelerated Water Resources, LLC (“Accelerated”) from Basin Properties, LLC and NGL Water Solutions Permian, LLC (the "Accelerated Acquisition") in exchange for cash. In connection with the Accelerated Acquisition, the Company acquired two ranches with an aggregate of approximately 72,000 acres consisting of fee acreage and leased acres. The Accelerated Acquisition complements the Company's business by increasing the total acres owned by the Company and resource sales and royalties from water, caliche and other royalties from saltwater disposal. The Accelerated Acquisition was financed through long-term debt.

The transaction was accounted for as a business combination under ASC 805, Business Combinations, with the purchase price allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of the acquired intangibles, which were estimated utilizing a discounted cash flow model. These methods are considered Level 3 fair value estimates and include significant assumptions of future revenues and cost estimates, discounted using weighted average cost of capital for industry peers. The most significant input to the valuation was the weighted average cost of capital of 20%. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

The following table summarizes the preliminary allocation of the purchase price at the date of acquisition:

(in thousands)
Purchase price, net	$191,684
Fair value of total consideration transferred	$191,684

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	9,748
Accrued revenue	4,984
Other current assets	350
Biological assets – cattle	737
Ranch properties	16,630
Property, plant and equipment	23,527
Intangible assets	138,894
Accounts payable	(1,402)
Taxes payable	(887)
Accrued liabilities	(897)
Net assets acquired	$191,684

Intangible assets acquired include permits, water rights, surface rights, and saltwater disposal rights associated with the operations of the oil and gas services. See Note 2 – Summary of Significant Accounting Policies for further information.

Pro Forma Financial Information

The following unaudited summary financial information for the three months ended March 31, 2025 gives effect to the Accelerated Acquisition as if it had been completed on January 1, 2025. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Accelerated Acquisition and related financing occurred on the date noted above, nor is it indicative of future results.

Three Months Ended March 31,
(in thousands)	2025
Total revenue	$22,834
Net income	$17,278

5.
Intangible Assets

The following table identifies the weighted average useful lives by class of intangible asset:

Weighted Average Remaining Useful Life (in years)
Water rights	13.7
Surface rights	13.6
Saltwater disposal rights	14.0

Definite lived intangible assets are comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Water rights	$136,166	$(12,052)	$124,114	$136,166	$(9,783)	$126,383
Surface rights	60,550	(5,538)	55,012	60,550	(4,528)	56,022
Saltwater disposal rights	9,300	(620)	8,680	9,300	(465)	8,835
Total	$206,016	$(18,210)	$187,806	$206,016	$(14,776)	$191,240

Amortization expense for the three months ended March 31, 2026 and 2025, for intangible assets, which include permits, water rights, and surface rights, was approximately $3.4 million and $1.1 million, respectively.

Estimated remaining amortization expense for the future periods is expected to be as follows:

(in thousands)
Year Ending December 31,
Remainder of 2026	$10,301
2027	13,734
2028	13,734
2029	13,734
2030	13,734
Thereafter	122,569
Total future amortization	$187,806

6.
Long Term Debt - Related Party

On April 4, 2024, Hydrosource and Desert Ram entered into a 5-year financing agreement that included a $72.0 million term loan and a revolving credit facility with a maximum borrowing base of $5.0 million, both of which mature on April 4, 2029 (as amended, the “Predecessor Credit Facility”). The Predecessor Credit Facility is fully and unconditionally guaranteed by the Company. Borrowings under the Predecessor Credit Facility bear interest at Secured Overnight Financing Rate (“SOFR”), plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.0% - 8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. Additionally, a commitment fee of 0.5% applies to undrawn amounts on the revolving credit facility. Borrowings under the Predecessor Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Principal amounts borrowed under the Predecessor Credit Facility may be repaid early with prepayment penalties varying by year, beginning at 3% and stepping down annually to 1% in the fifth year of the Predecessor Credit Facility. Any principal amounts outstanding on the maturity date, April 4, 2029, become due and payable on such date.

In connection with the Predecessor Credit Facility issuance, the Company additionally issued warrants exercisable for an aggregate of 1,001 Common Units (“April 2024 Warrants”), to designated holders. Each holder received the right to acquire Common Units as set forth in the Warrant Agreement. The April 2024 Warrants may be exercised upon (i) an event of default under the term loan agreement or (ii) an adjustment event, and expire ten years from the original issuance date. Because the warrants included a variable settlement feature, the Company concluded the April 2024 Warrants were not indexed to the Company’s own equity and classified them as liabilities. The Company determined the fair value of the April 2024 Warrants at grant date and as of December 31, 2024 to be de minimis. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

Interest is payable monthly, with principal payments on the term loan due quarterly, based on the following percentages of the original principal: 1.25% from September 30, 2024 through June 30, 2025; 2.50% from September 30, 2025 through June 30, 2027; and 3.75% from September 30, 2027 through maturity. All remaining principal and accrued interest are due at maturity.

On February 28, 2025, the Company amended its Predecessor Credit Facility, resulting in an increased maximum borrowing base of $7.5 million on its revolving credit facility. Financing costs incurred related to the amendment of approximately $0.1 million were added to the principal balance as paid-in-kind interest. On April 14, 2025, the Company further amended the Predecessor Credit Facility (“April 2025 Amendment”), resulting in an additional $204 million Term Loan (the “Second Term Loan”). The April 2025 Amendment adjusted the amount and timing of the quarterly principal payments due for the First and Second Term loans as follows: 0.3125% from June 30, 2025 through March 31, 2026; 0.625% from June 30, 2026 through March 31, 2027; 0.9375% from June 30, 2027 through March 31, 2028; and 1.25% from June 30, 2028 through maturity. Additionally, the stepped down prepayment penalties were modified to start at 5.0% and stepping down annually to 4.0%, 2.0%, 1.0%, and zero after year 5. All remaining principal and accrued interest on both the First and Second Term Loan are due at maturity on April 4, 2029.

In connection with the April 2025 Amendment, the Company (i) issued new warrants to a new creditor (the “April 2025 Warrants”) and (ii) modified the terms of the outstanding April 2024 warrants. The net effect of the issuance and modification reduced the total number of warrants outstanding from 1,001 to 900. The amendment additionally removed the variable settlement feature from the April 2024 Warrants. As a result, both the amended April 2024 Warrants and the April 2025 Warrants met the requirements for equity classification under ASC 815-40. Accordingly, on April 14, 2025, the Company reclassified the April 2024 Warrant liability to additional paid-in capital. The April 2025 Warrants were allocated a value of approximately $0.8 million, which was recorded within additional paid-in-capital, with a corresponding debt discount.

The Company assessed the debt amendment and modified April 2024 Warrants under ASC 470‑50 and concluded that the terms of the new debt are substantially different from the old debt (including the present value of cash flows test exceeding 10%), resulting in extinguishment accounting. Accordingly, the Company derecognized the carrying amount of the old debt and recognized an estimated loss on extinguishment of approximately $70.0 million, which reflects the difference between the carrying amount of the exchanged debt (including unamortized discounts and deferred financing costs of approximately $2.8 million) and the fair value of the new debt, plus fees paid to lenders of approximately $5.6 million and incremental value transferred to the warrantholders of approximately $17.6 million. The $44.1 million premium associated with the debt is primarily attributable to the related party nature of the debt, resulting in a higher interest rate over current market rates. This premium will be amortized over the remaining term of the Predecessor Credit Facility utilizing an effective interest rate of approximately 8.2%.

The Predecessor Credit Facility average interest rates were 12.4% and 13.1% for the three months ended March 31, 2026 and 2025, respectively.

The outstanding balance on long-term debt is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Term loan	$256,343	$258,610
Revolving line-of-credit	7,000	7,000
Total debt	263,343	265,610
Debt premium (discount) and issuance costs, net	32,579	35,057
Total debt, net	295,922	300,667
Current portion of long-term debt	(6,900)	(6,038)
Long-term debt	$289,022	$294,629

The Level 3 fair value of long-term debt as of March 31, 2026 and December 31, 2025 was approximately $323.6 million and $330.0 million, respectively. The disclosed fair value of debt is determined primarily utilizing an income approach.

The principal amounts of long-term debt maturing in future periods related to term loans are as follows:

(in thousands)
Year Ending December 31,
Remainder of 2026	$5,175
2027	9,488
2028	12,938
2029	228,742
2030	—
$256,343

The Company is subject to financial and non-financial covenants under the Predecessor Credit Facility, including maintaining quarterly and annual audited financial statements, minimum asset coverage ratio of 1:1, and quarterly leverage ratio that steps down over time, ranging from 3:1 to 1:1 as specified in the Predecessor Credit Facility. The Company was in compliance with all covenants as of March 31, 2026.

For the three months ended March 31, 2026, the total interest expense related to long-term debt was approximately $5.8 million, inclusive of $8.3 million of coupon interest expense, net of amortization of net debt premiums and issuance costs of approximately $2.5 million. For the three months ended March 31, 2025, interest expense related to long-term debt of approximately $2.7 million includes approximately $2.5 million of coupon interest and amortization of debt discounts and issuance costs of approximately $0.2 million.

As of March 31, 2026 and December 31, 2025, there was approximately $0.5 million of available borrowing capacity related to our revolving credit facility.

The Company evaluated the prepayment features embedded in its debt agreement, which require the debt to be prepaid upon the occurrence of certain events, including specified asset sales and changes in control, under ASC 815, Derivatives and Hedging. These features represent embedded derivatives that are not clearly and closely related to the host debt. However, the Company has concluded that these embedded derivatives have no fair value at March 31, 2026 and December 31, 2025, and therefore no separate embedded derivative liability has been recorded in the accompanying condensed consolidated financial statements.

Subsequent to March 31, 2026, the Predecessor Credit Facility was repaid in full and terminated. See Note 12 – Subsequent Events for additional information.

7.
Leases

The Company has operating leases primarily for corporate offices and vehicles. The Company has subleased a portion of the corporate office, for which the Company receives monthly payments, which have been netted with lease costs in the condensed consolidated statements of operations and related disclosures. Sublease income recorded within the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 totaled approximately $0.1 million and $0.1 million, respectively. The operating lease liabilities are included in Short-term lease liability and Long-term lease liability in the condensed consolidated balance sheets. Lease costs and other information related to operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Lease Cost
General & administrative expense	$116	$122

Total lease cost	$116	$122

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$164	$175

Lease terms and discount rates are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	2.4 years	2.9 years
Weighted-average discount rate:
Operating leases	8.0%	9.1%

As of March 31, 2026, the future minimum payments under the lease are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
Remainder of 2026	$540
2027	707
2028	471
2029	68
2030	—
Total future minimum lease payments	$1,786
Less: Interest	(184)
Present value of lease liabilities	$1,602

Surface Lease

In 2025, the Company entered into a commercial real estate surface lease agreement with a third-party commercial real estate development company for approximately 6.86 acres of land for the development of a commercial convenience store. The agreement has a total term of up to 60 years, including two extension options. Effective February 2026, the developer completed construction and payments under the lease are expected to commence in the second quarter of 2026. Upon completion, management determined the lease met the criteria to be classified as a sales-type lease because the present value of fixed and determinable future payments exceed the fair value of the associated land. As such, the Company derecognized the land and recognized a net investment in the lease, resulting in a $3.3 million gain on net investment in sales-type lease within the condensed consolidated statement of operations.

8.
Income Taxes

We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to the forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The Company utilized a discrete effective tax rate method, as allowed by ASC 740 to calculate taxes for the three months ended March 31, 2026. The Company determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Our income tax expense for the three months ended March 31, 2026 was $0.2 million, resulting in an effective tax rate of 6.4 percent. For the three months ended March 31, 2025, there was an effective tax rate of zero percent. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended March 31, 2026 and 2025, primarily due to income attributable to nontaxable entities.

9. Segment Reporting

The Company determines its operating and reportable segment in accordance with ASC 280, Segment Reporting, based on its internal management structure, internal reporting, and the manner in which financial information is reviewed and resources are allocated by the Company’s chief operating decision maker (“CODM”), which is comprised of the Chief Executive Officer and Chief Financial Officer. The CODM regularly evaluates operating results of one operating and reportable segment. The Company determined that the operating segment is consistent with the organization's structure and CODM's review of operating results. Accordingly, the financial results, assets, and liabilities presented in these financial statements represent the results of the single reporting segment. All of our long-lived assets are located in the United States.

Net income (loss), as presented on our condensed consolidated statement of operations, is the primary measure most consistent with U.S. GAAP used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s business. Further, significant segment expenses the CODM reviews and utilizes to manage the Company's operations are cost of sales and general and administrative expenses at the consolidated level (inclusive of related party amounts), which are presented in the Company's condensed consolidated statement of operations. Other segment items included in consolidated net income (loss) include depreciation and amortization expense, gain on sale of property, plant, and equipment, net, interest expense and income tax benefit (expense), which are included in the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The CODM does not review segment assets and expenses at a different level or category.

10.
Related Party Transactions

The Company reviewed its agreements and relationships to identify related party transactions. The Company has entered into transactions with a related party, which shares common ownership and significant influence over management. The Company’s transactions with the related party were in connection with water treatment services where the related party acted as the contractor providing treated water services to the Company and in certain instances purchased water from the Company.

The Company recognized $0.1 million of related party revenues for the three months ended March 31, 2026. No revenue was recognized from sales to related party for the three months ended March 31, 2025. The Company incurred related party cost of sales of approximately $2.9 million and $1.1 million relating to water treatment services and less than $0.1 million and less than $0.1 million of miscellaneous general and administrative expenses, respectively. As of March 31, 2026 and December 31, 2025, the Company had no receivables from related party. As of March 31, 2026 and December 31, 2025 the Company had approximately $1.8 million and $2.7 million due to related party, respectively.

During the three months ended March 31, 2025, the Company reimbursed a member related to the purchase of property, plant and equipment in the amount of $0.1 million.

For the three months ended March 31, 2025, the Company incurred approximately $0.1 million in transportation service costs with an entity in which a director holds an indirect equity interest.

In 2025, the Company amended its Amended and Restated Limited Liability Company Agreement to increase the number of seats on the Board of Managers, two of which were designated for representatives of lenders under the Predecessor Credit Facility. This amendment granted such lenders board representation and enhanced governance rights with respect to the Company. As a result, the lenders are considered related parties and the Company classifies the Predecessor Credit Facility as long-term debt - related party and the related warrants as warrants - related party in the condensed consolidated financial statements.

There were no other significant transactions or balances with related parties for the three months ended March 31, 2026 and 2025.

11.
Commitments and Contingencies

From time to time the Company enters into certain commitments in the normal course of business and is a party to litigation or other legal proceedings that the Company considers to be part of the ordinary course of business. The Company is currently not involved in any legal proceedings that it considers probable or reasonably possible, individually or in aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.

12. Subsequent Events

Intrepid Acquisition. On April 1, 2026, Hydrosource acquired assets, including approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC ("Intrepid Acquisition") for total consideration of approximately $70.0 million. The transaction was funded with related party debt resulting in additional term loan principal of $70.0 million and associated debt discount and debt issuance costs of approximately $2.5 million, with a maturity date of December 31, 2027. In connection with the Intrepid Acquisition, the Company evaluated the amendment of its term loan and concluded the change in terms did not result in a significant change in the economics of the debt and thus will be accounted for as a debt modification and not an extinguishment of the debt. As such, the related financing costs of $2.1 million will be recorded as additional debt issuance costs and will be amortized over the term of the credit facility. Additionally, the Company incurred $0.3 million in transaction costs in connection with the Intrepid Acquisition. The assets acquired in the Intrepid Acquisition were not contributed to the Registrant in connection with the IPO and have not been offered to be sold to the Registrant.

Deconsolidation of Hydrosource. Immediately prior to the IPO, the Company contributed all interests in Hydrosource to Hydrosource Midstream, LLC (“Hydrosource Midstream”) for no consideration. Hydrosource retained the assets acquired in the Intrepid Acquisition. For the avoidance of doubt, Hydrosource was not contributed to the Registrant in connection with the IPO.

Initial Public Offering. On May 4, 2026, the Registrant, EagleRock Land Operating, LLC ("OpCo") and certain contributing entities, including, including the Company (collectively the "Contributors") entered into a Contribution and Assignment Agreement pursuant to which certain contributions and corporate reorganization steps were effected on May 15, 2026 in connection with the upon, the closing of the IPO

In the IPO, the Registrant issued 17,300,000 Class A shares at a price to the public of $18.50 per Class A share. In addition, the Registrant granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. The Class A shares began trading on the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol "EROK" on May 14, 2026, and the IPO closed on May 15, 2026. The underwriters' option closed on May 19, 2026. The Company received net proceeds from the IPO, including the underwriters' option, of approximately $328.5 million, net of underwriting discounts and offering expenses. The Registrant contributed all of the net proceeds from the IPO to OpCo in exchange for newly issued limited liability company interests in OpCo ("OpCo Units") at a per-unit price equal to the per-share price paid by the underwriters for the Registrant's Class A shares in the IPO. OpCo used a portion of the net proceeds from the IPO to repay in full, and terminate, the Predecessor Credit Facility and intends to use the remainder for general corporate purposes.

Corporate Reorganization Concurrently with the closing of the IPO, the following transactions (the Corporate Reorganization) occurred, in substantially the following order

•
OpCo was formed by the Registrant

•
Each of the Company, the existing owners of Shallow Valley Ranch (the “Shallow Valley Owners”) and Double Eagle IV Midco, LLC (“Double Eagle”) contributed cash to us in exchange for a total of 109,724,999 Class B shares;
•
The Company contributed all of its subsidiaries in OpCo in exchange for 42,716,738, OpCo Units and OpCo's assumption of the Predecessor Credit Facility.
•
Each of the Shallow Valley Owners and Double Eagle contributed certain of their subsidiaries to OpCo in exchange for a total of 21,134,331 OpCo Units and 45,873,930 OpCo Units, respectively;
•
Each of the Registrant’s and OpCo’s operating agreements was amended and restated to facilitate the IPO;
•
Pursuant to a Warrant Exercise Agreement, each holder of warrants of the Company (including funds and accounts managed by TCW Asset Management Company LLC, CCLF Holdings (D41) LLC and AWC Aqua, LLC (collectively, the “TCW Entities” and such warrants, the “Predecessor Warrants”)) exercised a portion of its Predecessor Warrants (the “Exercised Warrants”) and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Company distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each warrant agreement between the Company and the TCW Entities was terminated and (iii) certain of such TCW Entities merged with one or more newly formed subsidiaries of the Registrant and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares;
•
The Registrant issued 17,300,000 Class A shares in the IPO to the public, representing 100% of the economic rights in the Registrant, in exchange for the net proceeds of the IPO at a price of $18.50 per Class A share;
•
The Registrant contributed all of the net proceeds from the IPO to OpCo in exchange for a number of OpCo Units equal to the number of Class A shares issued in the IPO; and
•
OpCo used the net proceeds from the IPO as described above under “Initial Public Offering.”

Sixth Amendment. On May 4, 2026, certain subsidiaries of the Company entered into the Sixth Amendment to the Predecessor Credit Facility (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) provided the lenders’ consent to the IPO, (ii) effected the joinder of OpCo as the new parent under the Predecessor Credit Facility, (iii) released Hydrosource and the Predecessor from their obligations thereunder, with the Fifth Amendment Term Loans (as defined in the Sixth Amendment) being transferred to a separate credit agreement, and (iv) required the establishment of a segregated account with a minimum balance of $270.0 million to be funded from the IPO proceeds.

Repayment of the Predecessor Credit Facility. On June 3, 2026, the Registrant repaid the entire balance of the Predecessor Credit Facility with a cash payment of $269.1 million. The unamortized premium balance associated with the Predecessor Credit Facility was derecognized as a result of the facility being paid off.

EagleRock Credit Facility. On May 4, 2026, OpCo entered into a credit agreement (the "Credit Facility") with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Effective Date (as defined in the Credit Facility) of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and contains customary affirmative covenants, negative covenants, and events of default. The Credit Facility remains undrawn, with no letters of credit outstanding, as of the date these financials were able to be issued.

DE Flow Contribution On May 15, 2026, concurrently with the closing of the IPO, Double Eagle contributed its interests in DE Flow including the integrated water infrastructure system in the Midland Basin (the "DE Flow System"), to OpCo in exchange for 45,873,930 OpCo Units and a corresponding number of Class B shares (the "DE Flow Contribution"). The value of the consideration transferred was $988.6 million. The DE Flow System consists of produced water gathering systems, saltwater disposal wells, water sourcing and delivery pipelines and recycling facilities, and is capable of handling up to approximately 400 MBbls/d of produced water. The DE Flow Contribution was accounted for as a business combination under ASC 805. The Company was determined to be the accounting acquirer in the DE Flow Contribution. The initial accounting for the DE Flow Contribution was not complete at the time the financial statements were issued due to the limited time between the IPO and the filing of the Registrant's Quarterly Report of Form 10-Q. As a result, the disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time. The Registrant is still gathering the necessary information to provide such disclosures in future filings.

Shallow Valley Contribution On May 15, 2026, in connection with the closing of the IPO, the Shallow Valley Owners contributed their interests in the Shallow Valley Ranch, including approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo in exchange for 21,134,331 OpCo Units and a corresponding number of Class B shares (the "Shallow Valley Contribution"). The value of the consideration transferred was $455.5 million. The Shallow Valley Contribution was accounted for as a business combination under ASC 805. The Company was determined to be the accounting acquirer in the Shallow Valley Contribution. The initial accounting for the Shallow Valley Contribution was not complete at the time the financial statements were issued due to the limited time between the IPO and the filing of the Registrant's Quarterly Report of Form 10-Q. As a result, the disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time. The Registrant is still gathering the necessary information to provide such disclosures in future filings.

DE Flow WSMA Concurrently with the IPO, OpCo entered into the Water System Management Agreement (the “DE Flow WSMA”) with DEF Operating, LLC (“DEF Operating”), an affiliate of Double Eagle. The DE Flow WSMA governs revenue arrangements with respect to the DE Flow System. The initial term of the DE Flow WSMA is 10 years. Pursuant to the terms of the DE Flow WSMA, OpCo is entitled to a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating and a minimum annual royalty of $40.0 million for the first five years of the initial term and $10.0 million for the last five years of the initial term. The DE Flow WSMA is supported by an acreage dedication of up to approximately 70,000 acres related to the Registrant's Midland Basin water infrastructure assets. Pursuant to a put option agreement between Double Eagle and Hydrosource, Double Eagle has the right to sell, and Hydrosource has the obligation to purchase, DEF Operating if Double Eagle undergoes certain change of control events or at any time following five years from the date of the IPO.

Hydrosource Recycling Agreement Concurrently with the IPO, OpCo entered into the Produced Water Recycling Rights Agreement (the "Hydrosource Recycling Agreement") with Hydrosource. The Hydrosource Recycling Agreement governs royalty revenue arrangements with respect to recycled water activities on the Registrant's land. The initial term of the Hydrosource Recycling Agreement is 10 years. Pursuant to the terms of the Hydrosource Recycling Agreement OpCo is entitled to (i) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold on the Registrant's land by Hydrosource less applicable taxes, (ii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off of the Registrant's land, (iii) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across the Registrant's land solely for purposes of transit to a facility located outside of our land, (iv) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to a long-term agreement that provides Hydrosource access to 3 MMBbls/d of produced water, (v) Hydrosource's payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on our land, (vi) a five-year minimum royalty commitment of $5.0 million per year and (vii) Hydrosource's two-year exclusive option to develop a solid waste facility on the Registrant's land.

Long Term Incentive Plan. On May 13, 2026, the Company, as the sole member of the Registrant approved a Long-Term Incentive Plan (“LTIP”) for employees, service providers, and directors of the Registrant, which became effective upon the consummation of the Registrant’s IPO. The LTIP authorizes up to 13,012,499 Class A shares for issuance and provides the Registrant’s board of directors (the “Board”) with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, or substitute awards. On May 20, 2026, the Board authorized the Registrant’s Chief Executive Officer to grant up to 810,811 restricted stock units (“RSUs”) to current and future employees and service providers of the Registrant (other than executive officers). As of June 23, 2026, 367,567 RSUs have been granted to certain non-executive employees and service providers under the LTIP. Each RSU represents the right to receive one share of the Registrant's Class A Shares upon vesting, and the right to receive dividends paid to each Class A shareholder between the grant date and vesting date. The RSUs have vesting terms ranging from one to three years.

Employee Stock Purchase Plan. On May 13, 2026, the Company, as the sole member of the Registrant approved an Employee Stock Purchase Plan (“ESPP”), which became effective upon consummation of the Registrant's IPO. The ESPP authorizes up to 1,377,784 Class A shares for issuance. As of June 23, 2026, there are no awards granted under the plan.

IPO Bonuses On May 15, 2026, in connection with the closing of the IPO, as previously disclosed in the final prospectus filed with the SEC on May 14, 2026, the Registrant granted an aggregate of approximately 3,100,001 Class A shares to certain members of the Registrant's management team. Based on the IPO price of $18.50 per share, the awards have an aggregate value of approximately $57.4 million subject to tax withholdings. The Company is in the process of finalizing the grant-date fair value. Because the awards were fully vested upon completion of the IPO, the Company expects to recognize the grant-date fair value amount as stock-based compensation expense on the IPO closing date.

Pitcock Ranch Land Acquisition On June 17, 2026, Shallow Valley EagleRock Holdco, LLC, a wholly owned subsidiary of EagleRock Land LLC, acquired approximately 642.8 fee surface acres and the related water-handling accessories, including a frac pit, submersible pumps, pressure tanks, corrals, and gates, from Jerrod Pitcock, an individual (“Pitcock Ranch Land Acquisition”), for total cash consideration of approximately $2.0 million. The transaction was funded with cash on hand, and no third-party or related-party debt was incurred in connection with the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from those contained in our forward-looking statements. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of the Predecessor, and does not give pro forma effect to the DE Flow Contribution, the Shallow Valley Contribution, the Up-C Reorganization, or the IPO (as defined herein), each of which is described further below. Each of the DE Flow Contribution, the Shallow Valley Contribution, the Up-C Reorganization, and the IPO is reflected in the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its respective completion.

Overview

We are a land management company that owns or controls approximately 236,000 acres in the heart of the Delaware and Midland sub-basins within the prolific Permian Basin. In addition, we have an interest in up to approximately 70,000 acres pursuant to an acreage dedication related to our Midland Basin water infrastructure assets. Our acreage is vital to the efficient development of oil and natural gas resources in the Permian Basin and is strategically located to support the growing surface, resource, infrastructure and related commercial development needs of the power and other emerging industries in the Permian Basin. We do not own the oil and gas mineral interests that underlie our surface acreage.

Our assets are situated in the most active oil and natural gas development and production areas in Texas and New Mexico. The Permian Basin is regarded as the premier region for upstream development due to its prolific remaining resource, low break-even costs and robust network of service and infrastructure companies that support upstream activity. The depth and quality of the remaining resource has attracted large, public and well-capitalized producers who have largely consolidated the core of the Midland and Delaware sub-basins. In turn, the abundance of economic and highly reliable energy has underpinned a number of emerging industries within the Permian Basin, including traditional and renewable power generation, transmission and storage and data centers.

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry have experienced considerable volatility driven by a range of macroeconomic and geopolitical factors. Global conflicts, ongoing ambiguity surrounding tariffs and international trade policies, domestic political developments, elevated inflation, higher interest rates and changing costs of capital have influenced business activity across the energy sector, contributing to broader economic uncertainty that continues to affect short-term and long-term development decisions of energy companies.

These conditions, combined with the war in the Middle East involving the U.S., Israel and Iran, as well as other Middle Eastern countries, the situation in Venezuela, OPEC+ actions and evolving global supply-demand fundamentals, have driven increased volatility in commodity prices. From December 31, 2024, to December 31, 2025, average WTI oil prices decreased approximately 14.7% year-over-year, while average Henry Hub natural gas prices increased approximately 60.2% over the same period. However, in March 2026, as a result of the escalating Middle East conflict, the WTI posted price increased to over $94.0 per barrel or 38.0%, since December 31, 2025 as a result of production shut-ins, interruptions in global shipping routes and other uncertainties. Volatility in oil and natural gas prices may have an impact on customer activity levels on our land. If global oil prices continue to increase or remain high, we believe there could be increased oil and gas development activities in the Permian Basin where our acreage and assets are located. However, sustained higher crude oil prices could result in general price increases and ultimately increased cost inflation, which could adversely impact our and our customers’ future profitability if we and they are unable to timely pass through the cost increases to our customers. Alternatively, resolution of the conflict in the Middle East, particularly if new sources of crude oil supply become available, could result in a decrease in crude oil prices, which could reduce the activity levels of customers on our acreage.

Despite the significant volatility in the global oil market, we believe the outlook for energy and infrastructure development, particularly in the Permian Basin, remains favorable. The focus on energy independence is promoting continued activity in the U.S., which is expected to drive significant investment in infrastructure, especially in the prolific Permian Basin where our land and assets are located. U.S. energy policy developments, including Executive Orders promoting domestic energy production through expedited infrastructure approvals and reduced barriers to resource development, may further support investment and operational activity in the basin. At the same time, federal incentives for alternative and renewable energy technologies may accelerate the broader energy transition. Many of these emerging energy initiatives, similar to traditional oil and gas development, require substantial surface acreage and related infrastructure, positioning companies with significant land and infrastructure assets to benefit from both traditional and renewable energy sources.

First Quarter Results

Significant financial and operating highlights of the Predecessor for the first quarter ended March 31, 2026 and 2025 include:

•
Total revenues of $23.1 million, an increase of 226.2% as compared to the first quarter of 2025;
•
Net income of $3.4 million, compared to a net loss of $1.1 million in the first quarter of 2025;
•
Income from operations of $9.4 million, an increase of 487.4% as compared to the first quarter of 2025;
•
Adjusted EBITDA(1) of $13.8 million, an increase of 329.5% as compared to the first quarter of 2025;
•
Adjusted EBITDA Margin(1) of 59.9%, compared to 45.5% in the first quarter of 2025;
•
Free Cash Flow(1) of $13.0 million, compared to $2.2 million in the first quarter of 2025; and
•
Free Cash Flow Margin(1) of 56.3%, compared to 30.6% in the first quarter of 2025.

(1) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures along with reconciliations to the most comparable measures calculated and presented in accordance with GAAP.

How We Generate Revenue

We generate revenue from multiple sources, including the use of our surface acreage, the sale of water and other resources from our land and our water handling infrastructure. The fees, royalty rates, payment structures and other commercial terms under our contracts are negotiated individually, reflecting the specific surface use, type of resource development, anticipated operational intensity and expected production or extraction volumes associated with each agreement. Further, the amount and composition of revenue we receive from a particular customer may vary significantly from period to period based on the nature, timing and scope of that customer’s activities on our land. We are focused on actively growing revenue from the use of our surface acreage and the sale of resources from our land. We believe that our largely fee-based SUAs, as well as our strong base of royalty fees, support cash flow stability through commodity price cycles.

The table below summarizes revenues of the Predecessor on a historical basis for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Resource sales and royalties:
Resource sales	$19,079	$4,939
Resource royalties	—	—
Surface use royalties and revenues:
Surface use related revenues	3,183	1,985
Surface use royalties	794	144
Total revenues(1)	23,056	7,068

(1) Three months ended March 31, 2026 and 2025 Resource sales referenced above consists of $18.4 million and $4.5 million reported as “Water sales,” $0.1 million reported as “Related party water sales” for the three months ended March 31, 2026 (with none for the three months ended March 31, 2025) and $0.6 million and $0.4 million of mined caliche resource sales reported as “Surface and other revenues,” respectively, on the Predecessor’s Consolidated Statement of Operations. The remaining revenues reported on the Predecessor’s Consolidated Statement of Operations have been disaggregated between Surface use royalties and Surface use related revenues above.

In the early stages of a customer’s development program, we typically generate usage-based fees and other revenues related to the installation of infrastructure required to support long-term operations. As development progresses, these revenues generally transition toward royalty or lease revenues and resource sales based on the customer’s ongoing use of our land and the extraction of resources to support its oil and gas development activities.

The following table summarizes our revenue streams:

Resource Sales and Royalties
Resource sales	Water sales based on a fee per barrel and caliche sold to customers at a fixed fee per cubic yard
Resource royalties	Royalties generated from third-parties extracting and/or selling resources from our land
Surface Use Royalties and Revenue
Surface use royalties	Royalties from produced water takeaway, transportation and disposal, and transportation and sale of recycled water, based on use of our assets
Surface use related revenues	Surface lease and fees based on fixed fees and rates for a variety of activities

Resource Sales and Royalties

Under our SUAs, we supply water to upstream operators primarily for use in their well completions in exchange for a per barrel fee. These fees are negotiated and vary depending on the delivery point. Our SUAs provide us with the exclusive right to supply water and certain resources to support an operator’s completion activities on certain parts of our acreage at a negotiated fixed fee per barrel. Similarly, our customers are required to purchase caliche from us for the construction of access roads and well pads for which we receive a fixed-fee per cubic yard of caliche extracted from our surface acreage as stipulated in such SUAs.

Surface Use Royalties and Revenue

Under our SUAs, we receive a royalty based on a percentage of gross revenue derived from the use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights of use of our land, one-time or annual payments and additional fees at each renewal period. We typically receive royalties from such operations under our SUAs throughout the lifecycle of our customers’ activities on our land. Surface use royalties include royalties from certain saltwater disposal wells ("SWDs") on and off our ranches and lease payments with a base rate from use of our subsurface pore space, third-party sales of recycled water, development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements.

Under the Produced Water Recycling Rights Agreement (the "Hydrosource Recycling Agreement") with Hydrosource Logistics, LLC ("Hydrosource") that was entered into in connection with the IPO, we receive a fee for each barrel of recycled water Hydrosource sells on our land and within certain designated areas outside of our land, and Hydrosource is required to generate minimum annual royalty revenue of $5.0 million from its activities during the initial five years of the agreement. The Company and Hydrosource have access to supplemental off-ranch water (either recycled or brackish water), and the Company’s surface pipeline has the capacity to move approximately 100 MBbls/d, or approximately 36.5 MMBbls per year, of off-ranch water from Texas to its land in New Mexico. Under the Hydrosource Recycling Agreement, we may designate to Hydrosource the rights to manage certain of our customers' brackish water demand for which we would expect to receive a royalty payment. Additionally, Hydrosource has a long-term agreement that provides it with access to up to 3 MMBbls/d of produced water for treatment and recycling within certain designated areas in the Permian Basin (the Hydrosource Recycled Water Supply Agreement").

Additionally, pursuant to the Water System Management Agreement ("DE Flow WSMA") with DEF Operating, LLC ("DEF Operating") that was entered into in connection with the IPO, we receive revenue from our integrated water infrastructure system in the Midland Basin, which is operated by DEF Operating, LLC, an affiliate of Double Eagle Energy Holdings IV, LLC. The operating costs and maintenance expenses of these water infrastructure assets, which include produced water gathering systems, SWDs, water sourcing and delivery pipelines and recycling facilities, are primarily borne by DEF Operating, with minimal operating costs or capital expenditures borne by us.

Our revenues may fluctuate materially from period to period due to variations in producer activity on and around our land, the introduction of new revenue streams, movements in commodity prices, changes in production volumes and the execution of our acquisition strategy, among other factors. Because our business is closely tied to the operational decisions of our customers, shifts in their development plans directly affect our revenue profile and periods of sustained oil and natural gas price declines have historically led customers to reduce activity levels, which would adversely impact our revenues. We expect to evaluate and pursue opportunities to expand and diversify our revenue base, including potential projects related to solar power generation, energy storage, water treatment and desalination, fueling infrastructure, data centers, telecommunications assets and other complementary uses of our land, although there can be no assurance that these initiatives will be successful or that any resulting revenues will materially diversify our overall revenue mix. In addition, we have grown our revenues, Adjusted EBITDA and cash flow through strategic acquisitions, customer pricing and volume improvements enabled by our ability to consolidate acreage with significant oil and gas development activity, and by working collaboratively with customers on and around our controlled surface acreage to sign new agreements and promote increased use of our land and resources. Our ability to source new commercial opportunities for assets we own or have acquired has contributed to strong financial results, and our business model and significant free cash flow generation continue to be underpinned by low or no capital expenditures with minimal operating costs and employee headcount. In addition, our long-term contracts provide predictable, stable cash flows that are protected from commodity price fluctuations.

Costs of Conducting our Business

Our costs consist primarily of the cost of sales and general and administrative expenses. Our business model and significant free cash flow generation continue to be underpinned by low or no capital expenditures with minimal operating costs and headcount. Our principal costs are as follows:

Cost of Sales. Cost of sales consists primarily of expenses incurred to manage our land and its resources, which include our field personnel’s compensation and related benefits, third-party water purchases, water treatment and handling costs, including cost of repairs and maintenance of ancillary water storage facilities and costs associated with compliance with our leased land obligations. These costs generally fluctuate with changes in volumes and activity levels of our customers. Water sourced from our water wells typically has insignificant lifting costs associated with the pumping and logistics of the water resources. In certain instances, we source and purchase supplemental water from other third parties to meet our incremental customer demands. We pass through the costs of our third-party sourced water and handling costs to our customers at cost plus a markup.

General and Administrative Expenses. General and administrative expenses consist primarily of corporate personnel costs, including salaries, bonuses, service fees, payroll taxes and employee-related insurance. These expenses also include professional services such as legal, consulting and accounting fees, as well as information technology and software costs that support our corporate functions. Office-related expenses, such as rent, office equipment rentals, supplies, communications, bank charges and dues and subscriptions, represent an additional component of our administrative cost structure. We also incur various commercial insurance costs, including general liability, directors and officers insurance, umbrella liability, workers’ compensation, auto insurance and property insurance, along with other corporate overhead, such as marketing, travel, meals, vehicle lease expenses and miscellaneous administrative expenses. These costs reflect the resources required to manage our business, comply with regulatory and public company requirements and support the organizational infrastructure needed to execute our strategic objectives.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business.

	Three Months Ended March 31,
(in thousands)	2026	2025
Statement of Operations Data:
Revenues
Resource sales	$19,079	$4,939
Resource royalties	—	—
Surface use related revenues	3,183	1,985
Surface use royalties	794	144
Total revenues(1)	23,056	7,068
Cost of sales (exclusive of depreciation and amortization)	4,858	1,862
Related party cost of sales	2,861	1,123
General and administrative expense	4,588	1,036
Related party general and administrative expense	6	19
Depreciation and amortization expense	4,591	1,393
Gain on sale of property, plant and equipment, net	—	30
Gain on investment in sales-type lease	(3,275)	—
Total operating expenses	$13,629	$5,463
Operating Income (Loss)	$9,427	$1,605
Interest expense	5,834	2,715
Income (loss) from operations before taxes	$3,593	$(1,110)
Income tax expense (benefit)	230	—
Net income (loss)	$3,363	$(1,110)
Net income (loss) Margin	14.6%	(15.7)%
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(2,414)	$186
Investing activities	$1,265	$(4,085)
Financing activities	$(3,773)	$3,833
Operating cash flow margin	(10.5)%	2.6%
Supplementary Non-GAAP Financial and Operating Data:
Adjusted EBITDA(2)	$13,822	$3,218
Adjusted EBITDA Margin(2)	59.9%	45.5%
Free Cash Flow(2)	$12,982	$2,160
Free Cash Flow Margin(2)	56.3%	30.6%
Total Water Volumes (MMBbls)(3)	23.8	8.3
Selected Balance Sheet Data (at end of period):	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,118	$9,042
Total assets	$281,658	$282,010
Non-current liabilities	$300,950	$306,594
Total liabilities	$320,010	$323,725
Total equity	$(38,352)	$(41,715)

(1) For the three months ended March 31, 2026 and 2025, Resource sales referenced above consists of $18.4 million and $4.5 million reported as “Water sales,” $0.1 million reported as “Related party water sales” for the three months ended March 31, 2026 (with none for the three months ended March 31, 2025) and $0.6 million and $0.4 million of mined caliche resource sales reported as “Surface and other revenues,” respectively, on the Predecessor’s Consolidated Statement of Operations. The remaining revenues reported on the Predecessor’s Consolidated Statement of Operations have been disaggregated between Surface use royalties and Surface use related revenues above.

(2) See "Non-GAAP Financial Measures" for a reconciliation of these measures to the nearest financial measures calculated and presented in accordance with GAAP.

(3) See "Total Water Volumes" below for more information on the use of this metric.

Revenue

Revenue is a key performance indicator for our business. We monitor realized revenue on a monthly, quarterly and annual basis and compare these results to our internal forecasts and budgets. This analysis helps us validate, and when necessary, update, our assumptions regarding the macroeconomic factors influencing our business, the mix of contracts affecting average unit-level revenues, and the level of development activity and commodity pricing associated with our E&P customers, independent of the impact of our operating costs.

Total Water Volumes

Total water volumes sold or handled are an important revenue driver for our business. We generally charge a fixed per-barrel fee for water sales and receive royalties for water activity under the Hydrosource Recycling Agreement and the DE Flow WSMA. Our SUAs provide us with the exclusive right to supply water and certain resources to support an operator’s completion activities on certain parts of our acreage. Revenue increases as total water volumes sold or handled increase, and these volumes are an indicator of activity on our land, which can be driven by our customers’ drilling and completion schedules. We believe this metric is useful because our revenues increase as total water volumes sold or handled increase. In addition, water volumes are an indicator of activity on our land and give visibility into our customers’ drilling and completion schedules, which influence our financial performance.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness and to evaluate our performance relative to our peers. For more information regarding Adjusted EBITDA and Adjusted EBITDA Margin, including reconciliations to the most comparable measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

Free Cash Flow and Free Cash Flow Margin

Free Cash Flow and Free Cash Flow Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess our ability to repay our indebtedness, return capital to our shareholders, fund potential acquisitions without access to external sources of financing for such purposes and to evaluate our performance relative to our peers. For more information regarding Free Cash Flow and Free Cash Flow Margin, including reconciliations to the most comparable measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

Key Factors Affecting our Results of Operations

In this Quarterly Report, we present the historical results of operations of the Predecessor for the three months ended March 31, 2026 and 2025. Our future results of operations will not be directly comparable to the historical results of operations of the Predecessor for the periods presented as a result of the Corporate Reorganization (as defined herein), significant growth of our business and new contracting activity completed during each year of our operations, which are not reflected in our operating results until such contracting activity has been completed.

Dependence on Hydrocarbon Activity and Commodity Prices

Our results of operations are substantially dependent on the level of oil and natural gas exploration, development and production activity on and around our surface acreage in the Permian Basin, including our properties in the Delaware Basin in New Mexico and the Midland Basin in Texas, which activity is significantly influenced by prevailing and expected commodity prices. Although we are not an E&P company and have limited physical operations, we primarily generate revenues from surface use fees, easements and rights-of-way, resource sales, such as brackish water and caliche, and royalties associated with third-party development and infrastructure on or adjacent to our lands, rather than by operating drilling or midstream assets. As a result, any sustained reduction in operator activity on or around our lands could materially reduce our revenues, earnings and cash flows. Periods of lower commodity prices may cause operators to curtail drilling and completion programs, defer or renegotiate commercial arrangements or surrender leases, any of which could reduce demand for surface access, water and other resources sourced from our lands and diminish volumetric royalties tied to produced-water handling and disposal, thereby adversely affecting our ability to realize anticipated revenues from our existing asset base. While certain arrangements, such as our Hydrosource Recycling Agreement and DE Flow WSMA, which include minimum annual royalty revenues can partially mitigate volume risk, these features do not eliminate our exposure to reduced activity levels, delays or cancellations driven by commodity price weakness or volatility.

Our ability to grow also depends on continued demand for access to our lands and associated surface rights by E&P operators, midstream providers and other energy and infrastructure users, which demand is closely linked to commodity price expectations, industry capital spending and basin-level capital allocation. If oil and natural gas prices remain depressed or volatile for an extended period, or if operators reallocate capital away from the Delaware or Midland basins where our properties are concentrated, we could experience slower growth in new surface-use arrangements, reduced renewals or expansions of existing agreements and intensified competition for fewer development opportunities. In particular throughput and related royalties from our Midland Basin produced-water handling network (operated by DEF Operating and currently designed for peak handling capacity of approximately 400 MBbls/d) depend on producer activity levels and the pace of tie-ins, constraints such as pore-space availability, recycling and injection permitting, supply-chain delays or deferrals of drilling and completion schedules can limit volumetric growth and associated payments to us notwithstanding contractual protections. More broadly, because a substantial portion of our revenues are activity-linked, arising from surface use fees, rights-of-way and easements, water sales, produced-water transportation, recycling and disposal royalties and resource sales (including caliche), industry slowdowns can directly reduce the number, timing and scale of projects undertaken on our land, negatively affecting our results of operations and our ability to execute our growth strategy.

Public Company Costs

As a result of the IPO, we incurred incremental, non-recurring costs associated with our transition to a publicly traded and taxable entity. These transition-related expenses include IPO-related professional fees and other IPO costs, as well as the initial design, documentation, implementation and testing of enhanced internal controls over financial reporting under the Sarbanes-Oxley Act ("SOX"). We also incurred one-time investments in governance structures and policies, board and committee operations, director onboarding and training and upgrades to financial reporting, disclosure and compliance systems necessary to support public company requirements.

In addition to these non-recurring items, we expect to incur significant recurring costs as a public company. These ongoing expenses include SEC reporting and compliance obligations (including the preparation, review and filing of annual, quarterly and current reports), registrar and transfer agent fees, national securities exchange listing fees, recurring audit and legal fees, investor relations activities and related communications and increased director and officer liability insurance premiums and director compensation. We also expect to incur continuing costs to maintain and periodically test internal controls and disclosure controls and procedures, sustain cybersecurity and data privacy programs appropriate for a public company environment and retain external advisors to support technical accounting, tax compliance and other specialized governance and regulatory matters. These expenses are not included in our results of operations prior to the closing of the IPO.

We expect to hire additional employees and engage consultants, including accounting, finance, compliance, internal audit, tax and legal personnel, to support the operational, reporting and compliance requirements of being a publicly traded company. The timing and magnitude of these costs will vary based on the pace of our transition activities, evolving regulatory requirements and market practices, and could increase over time as our operations grow or as standards change. While we believe these investments are necessary to support our long-term strategy as a public entity, they will result in higher general and administrative expenses relative to historical periods.

Corporate Reorganization

We were formed solely to serve as the issuer in the IPO and, other than activities related to the IPO, have not conducted any material business operations to date. As a result, the historical consolidated financial statements and other historical financial information included in this Quarterly Report are based on the results of the Predecessor prior to the Corporate Reorganization in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “—Recent Developments — Corporate Reorganization”

Following the Corporate Reorganization, we are a holding company and the sole managing member of EagleRock Land Operating, LLC ("OpCo"), consolidating OpCo for financial reporting purposes while initially reflecting a noncontrolling interest for limited liability company interests of OpCo ("OpCo Units") not owned by us. Our structure is commonly referred to as an “Up-C,” in which public investors hold our Class A shares and thereby an indirect interest in OpCo, while our Existing Owners (as defined herein) and the TCW Entities (as defined herein) initially hold a majority of OpCo Units paired with our Class B shares representing limited liability company interests ("Class B shares"). Our and OpCo’s capital structures will generally mirror one another to maintain a one-for-one exchange ratio between OpCo Units and our Class A shares. Although organized as a limited liability company, we have elected to be taxed as a corporation for U.S. federal income tax purposes.

The timing and magnitude of redemptions or exchanges of OpCo Units for our Class A shares over time will change our relative economic interest in OpCo and the amount of noncontrolling interest reflected in our consolidated financial statements, which may affect the comparability of our future results to historical periods.

Acquisitions

Concurrently with the closing of the IPO, we consummated the Corporate Reorganization, through which we acquired significant surface acreage and water infrastructure assets that expanded our operating footprint and revenue-generating asset base. See "—Recent Developments — Corporate Reorganization" for more information on these acquisitions. These transactions will be accounted for in accordance with applicable GAAP, which may result in recognition of identifiable intangible assets and property, plant and equipment of the accounting acquirees at fair value and included differences in the timing and classification of acquisition-related costs depending on the final accounting conclusion. As a result, our post-IPO results will reflect a larger asset base and a different mix of revenues and expenses than those presented in the Predecessor’s financial statements.

These acquisitions will impact the comparability of our results of operations across periods. In particular, we expect changes in depreciation and amortization expense associated with the fair value step-up in the carrying value of the acquired assets (if applicable), incremental operating and maintenance costs tied to the newly acquired water infrastructure and potential changes in revenue composition and margins as utilization ramps and commercial terms across the combined asset base are harmonized. We may also incur one-time integration and transition-related expenses, including costs to align systems, processes and contracts; rationalize overlapping functions; and implement common safety, environmental and operational standards. Accordingly, results in periods following the Corporate Reorganization may not be comparable to our historical results.

We may pursue additional acquisitions of surface acreage and related infrastructure in the future where we believe opportunities are strategic and appropriately priced. Any such transactions could further affect period-to-period comparability due to changes in scale, asset mix, contract profile, capital structure and purchase accounting effects, and could require incremental integration efforts and costs. The timing, size, structure and financing of any acquisitions will depend on market conditions, availability of suitable targets and our capital allocation priorities.

EagleRock Credit Facility

On May 4, 2026, OpCo entered into a credit agreement (the "Credit Facility") with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Effective Date (as defined in the Credit Facility) of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and contains customary affirmative covenants, and events of default. The Credit Facility remains undrawn, with no letters of credit outstanding, as of the date the Company's financials were able to be issued.

On June 3, 2026, OpCo repaid the entire balance of the Predecessor Credit Facility (as defined herein) with a cash payment of $269.1 million.

The paydown of the Predecessor Credit Facility and the subsequent entrance into the Credit Facility will result in a change in the amount of our outstanding indebtedness and a change in our borrowing costs relative to those of the Predecessor.

Long Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our board of directors adopted a Long Term Incentive Plan ("LTIP"), which became effective upon the closing of the IPO, for employees and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, are eligible to receive awards under the LTIP at the discretion of our board of directors or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our board of directors, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. Our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented within this Quarterly Report.

Income Taxes

Prior to the IPO, we and our subsidiaries were primarily entities that were treated as partnerships for federal income tax purposes. Accordingly, there is no provision or accrual for income taxes for federal and state income tax purposes included in the Predecessor's financial statements attributable to the passthrough income. However, as a result of the corporate status of Desert Ram South, Incorporated. ("Desert Ram South"), the Company has historically accrued federal and state income taxes related to Desert Ram South’s taxable earnings.

As a result of our predominately non-taxable structure historically, income taxes on taxable income or losses realized by the Predecessor were generally the obligation of the individual members or partners, with the exception of Desert Ram South. Accordingly, the financial data attributable to the Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than as it relates to Desert Ram South.). Following closing of the IPO, although we are a limited liability company, we have elected to be taxed as a corporation and will be subject to U.S. federal, state and local income taxes.

C-Store Sales-Type Lease

During the three months ended March 31, 2026, we recognized a non-recurring $3.3 million gain on net investment in sales-type lease related to the C-Store lease on our acreage upon completion of the construction and commencement of the lease. This gain is not expected to recur in future periods.

Recent Developments

Initial Public Offering

In the IPO, we issued 17,300,000 Class A shares at a price to the public of $18.50 per Class A share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. The Class A shares began trading on the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol "EROK" on May 14, 2026, and the IPO closed on May 15, 2026. The underwriters' option closed on May 19, 2026

We received net proceeds from the IPO, including the underwriters' option, of approximately $328.5 million, net of underwriting discounts and offering expenses. We contributed all of the net proceeds from the IPO to OpCo in exchange for newly issued OpCo Units at a per-unit price equal to the per-share price paid by the underwriters for our Class A shares in the IPO. OpCo used a portion of the net proceeds from the IPO to repay in full and terminate the Predecessor Credit Facility and intends to use the remainder for general corporate purposes.

Corporate Reorganization

We were formed as a Texas limited liability company by the Predecessor on December 1, 2025. We have elected to be treated as a corporation for U.S. federal income tax purposes. We did not conduct any material business operations prior to the completion of the Corporate Reorganization, other than certain activities related to the IPO.

Following the Corporate Reorganization, we are the sole managing member of OpCo, are responsible for all operational, management and administrative decisions relating to OpCo's business and consolidate the financial results of OpCo and its subsidiaries. OpCo owns all of the outstanding membership interests in our operating subsidiaries and operates our assets through these various subsidiaries.

Concurrently with the closing of the IPO, the following transactions (the Corporate Reorganization) occurred, in substantially the following order:

•
OpCo was formed by us;
•
Each of the Predecessor, the existing owners of Shallow Valley Ranch (the “Shallow Valley Owners”) and Double Eagle IV Midco, LLC (“Double Eagle” and collectively, with the Predecessor and the Shallow Valley Owners, the “Existing Owners”) contributed cash to us in exchange for a total of 109,724,999 Class B shares;
•
The Predecessor contributed all of its subsidiaries to OpCo in exchange for 42,716,738 OpCo Units and OpCo's assumption of the Predecessor Credit Facility.
•
Each of the Shallow Valley Owners and Double Eagle contributed certain of their subsidiaries to OpCo in exchange for a total of 21,134,331 OpCo Units and 45,873,930 OpCo Units, respectively;

•
Each of EagleRock’s and OpCo’s operating agreements was amended and restated to facilitate the IPO (the transactions set forth in this and the second bullet point above being the “Up-C Reorganization”);
•
Pursuant to a Warrant Exercise Agreement (the “Warrant Exercise Agreement”), each holder of warrants of the Predecessor (including funds and accounts managed by TCW Asset Management Company LLC, CCLF Holdings (D41) LLC and AWC Aqua, LLC (collectively, the “TCW Entities” and such warrants, the “Predecessor Warrants”)) exercised a portion of its Predecessor Warrants (the “Exercised Warrants”) and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Predecessor distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each warrant agreement between the Predecessor and the TCW Entities was terminated and (iii) certain of such TCW Entities (the “Rollover TCW Entities”) merged with one or more newly formed subsidiaries of EagleRock and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares;
•
We issued 17,300,000 Class A shares in the IPO to the public, representing 100% of the economic rights in the Company, in exchange for the net proceeds of the IPO at a price of $18.50 per Class A share;
•
We contributed all of the net proceeds from the IPO to OpCo in exchange for a number of OpCo Units equal to the number of Class A shares issued in the IPO; and
•
OpCo used the net proceeds from the IPO as described above under “Initial Public Offering.”

For more information regarding the Corporate Reorganization, please see “Corporate Reorganization” in the Prospectus.

Recent Acquisitions and Material Agreements

On May 4, 2026, certain subsidiaries of the Predecessor entered into the Sixth Amendment to the Predecessor Credit Facility (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) provided the lenders’ consent to the IPO, (ii) effected the joinder of OpCo as the new parent under the Predecessor Credit Facility, (iii) released Hydrosource and the Predecessor from their obligations thereunder, with the Fifth Amendment Term Loans (as defined in the Sixth Amendment) being transferred to a separate credit agreement, and (iv) required the establishment of a segregated account with a minimum balance of $270.0 million to be funded from the IPO proceeds. The Predecessor Credit Facility was subsequently repaid in full and terminated following the closing of the IPO.

On May 4, 2026, OpCo entered into the Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto providing for a $200.0 million revolving credit facility. See “—Key Factors Affecting our Results of Operations—EagleRock Credit Facility” for additional information regarding the terms of the Credit Facility. The Effective Date (as defined in the Credit Facility) of the Credit Facility occurred on June 8, 2026.

On May 15, 2026, concurrently with the closing of the IPO, Double Eagle contributed its interests in DE IV Flow, LLC ("DE Flow"), including the integrated water infrastructure system in the Midland Basin (the "DE Flow System"), to OpCo in exchange for 45,873,930 OpCo Units and a corresponding number of Class B shares (the "DE Flow Contribution"). The DE Flow System consists of produced water gathering systems, saltwater disposal wells, water sourcing and delivery pipelines and recycling facilities, and is capable of handling up to approximately 400 MBbls/d of produced water. The DE Flow Contribution was accounted for as a business combination under ASC 805.

On May 15, 2026, concurrently with the closing of the IPO, the Shallow Valley Owners contributed their interests in the Shallow Valley Ranch ("Shallow Valley"), including approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo in exchange for 21,134,331 OpCo Units and a corresponding number of Class B shares (the "Shallow Valley Contribution"). The Shallow Valley Contribution was accounted for as a business combination under ASC 805.

In connection with the completion of the IPO, OpCo entered into the following material agreements with affiliates of our Existing Owners relating to the use of our land and our resources:

•
The DE Flow WSMA, governing royalty revenue arrangements with respect to the DE Flow System, with (i) an initial term of 10 years, (ii) a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating, (iii) a minimum annual royalty of $40.0 million for the first five years of the initial term and $10.0 million for the last five years of the initial term, and (iv) support from an acreage dedication of up to approximately 70,000 acres related to our Midland Basin water infrastructure assets. Pursuant to a put option agreement between Double Eagle and Hydrosource, Double Eagle has the right to sell, and Hydrosource has the obligation to purchase, DEF Operating if Double Eagle undergoes certain change of control events or at any time following five years from the date of the IPO; and

•
The Hydrosource Recycling Agreement, a wholly owned subsidiary of an entity that shares common ownership with the Predecessor, governing royalty revenue arrangements with respect to recycled water activities on our land, with (i) an initial term of 10 years, (ii) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold on our land by Hydrosource less applicable taxes, (iii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off our land, (iv) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across our land solely for purposes of transit to a facility located outside of our land, (v) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to the Hydrosource Recycled Water Supply Agreement, (vi) Hydrosource's payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on our land, (vii) a five-year minimum royalty commitment of $5.0 million per year and (viii) Hydrosource's two-year exclusive option to develop a solid waste facility on our land.

For more information regarding foregoing agreements, please see "Certain Relationships and Related Party Transactions" in the Prospectus filed with the SEC.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Variance
(in thousands)	2026	2025	Amount	Percent
Revenues:
Water sales	$18,798	$4,499	$14,299	317.8%
Surface and other revenues	4,258	2,569	1,689	65.7%
Total revenues	23,056	7,068	15,988	226.2%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	7,719	2,985	4,734	158.6%
General and administrative expense	4,588	1,036	3,552	342.9%
Related party general and administrative expense	6	19	(13)	(68.4)%
Depreciation and amortization expense	4,591	1,393	3,198	229.6%
Gain on sale of property, plant and equipment, net	—	30	(30)	NM
Gain on investment in sales-type lease	(3,275)	—	(3,275)	NM
Total costs and expenses	13,629	5,463	8,166	149.5%
Income from operations	9,427	1,605	7,822	487.4%

Interest expense	5,834	2,715	3,119	114.9%

Income (loss) before income taxes	3,593	(1,110)	4,703	NM
Income tax expense (benefit)	230	—	230	NM
Net income (loss)	$3,363	$(1,110)	$4,473	NM

NM - not meaningful

Water sales. Water sales increased by $14.3 million, or 318%, to $18.8 million for the three months ended March 31, 2026, as compared to $4.5 million for the three months ended March 31, 2025. The increase was driven by significant growth in both fresh water and recycled water volumes, primarily attributable to the acquisition of Accelerated Water Resources, LLC completed in April 2025 (the "Accelerated Acquisition"), which contributed approximately $11.6 million of water sales revenue for the three months ended March 31, 2026 (such revenue was not present in the three months ended March 31, 2025). The remaining increase was attributable to organic growth in our legacy water business, supported by sustained drilling and completion activity by our E&P customers in the Permian Basin.

Cost of sales (exclusive of depreciation and amortization). Cost of sales (excluding depreciation and amortization, and inclusive of related party cost of sales) increased by $4.7 million, or 159%, to $7.7 million for the three months ended March 31, 2026, as compared to $3.0 million for the three months ended March 31, 2025. The increase was consistent with the significant increase in water sales volumes. Fresh water sourcing costs, transfer costs, and field personnel costs all increased proportionally with higher activity levels, primarily attributable to the Accelerated Acquisition, which accounted for approximately $2.0 million of the increase. $1.7 million of the increase was primarily attributable to additional water treatment services obtained from related parties during the period. The remaining increase was representative of overall growth in business activity.

General and administrative expense. General and administrative expense (inclusive of related party amounts) increased by $3.6 million, or 343%, to $4.6 million for the three months ended March 31, 2026, as compared to $1.0 million for the three months ended March 31, 2025. The increase was attributable to increased administrative costs related to the Accelerated Acquisition and incremental professional service fees incurred in connection with the IPO.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.2 million, or 230%, to $4.6 million for the three months ended March 31, 2026, as compared to $1.4 million for the three months ended March 31, 2025. The increase was attributable to the increase in property, plant and equipment and intangible asset balances throughout 2025, primarily resulting from the Accelerated Acquisition (which contributed $138.9 million of intangible assets at acquisition) and ongoing capital expenditures.

Gain on investment in sales-type lease. During the three months ended March 31, 2026, we recognized a non-recurring and non-cash gain of $3.3 million on net investment in sales-type lease related to the C-Store lease on our acreage. The C-Store lease was classified as a sales-type lease during the period following the completion of construction in February 2026, with the gain reflecting the excess of the present value of the future lease payments over the fair value of the land derecognized. No comparable gain was recognized in the three months ended March 31, 2025.

Interest expense. Interest expense increased by $3.1 million, or 115%, to $5.8 million for the three months ended March 31, 2026 as compared to $2.7 million for the three months ended March 31, 2025. The increase was primarily attributable to having a higher average borrowing amount under the Predecessor Credit Facility during the three months ended March 31, 2026, as compared to borrowings under our then-existing debt instruments for the three months ended March 31, 2025. This is partially offset by the amortization of $2.5 million of debt premium amortization in the three months ended March 31, 2026 as compared to $0.2 million of debt discount amortization for the three months ended March 31, 2025. See “—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are supplemental non-GAAP financial measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures of financial performance presented in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) minus interest, taxes, depreciation, amortization, depletion and accretion, which we refer to as “EBITDA” and from which we further deduct share-based compensation, non-recurring transaction-related expenses and other non-cash or non-recurring expenses. We define Adjusted

EBITDA Margin as Adjusted EBITDA divided by total revenues.

Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow us and external users of our financial statements to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry, depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Our computations of these measures may differ from the computations of similarly titled measures of other companies.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$3,363	$(1,110)
Adjustments:
Depreciation and amortization	4,591	1,393
Interest expense	5,834	2,715
Income tax expense (benefit)	230	—
EBITDA	14,018	2,998
Adjustments:
Gain on investment in sales-type lease	(3,275)	—
Transaction-related expenses(1)	3,079	190
Other(2)	—	30
Adjusted EBITDA	$13,822	$3,218
Net income (loss) margin	14.6%	(15.7)%
Adjusted EBITDA Margin	59.9%	45.5%

(1) Transaction-related expenses consist of nonrecurring professional services expenses, including banker fees, legal and professional fees and integration costs directly attributable to completed or contemplated transactions. We do not adjust for ongoing integration or optimization costs unless they are incremental, and directly attributable to the transaction.

(2) Other consists of a loss on sale of property, plant and equipment for the three months ended March 31, 2025.

Free Cash Flow and Free Cash Flow Margin

Free Cash Flow and Free Cash Flow Margin are performance measures used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess our ability to generate cash from operations to repay our indebtedness, return capital to our shareholders and fund potential acquisitions without access to external sources of financing for such purposes. To calculate Free Cash Flow, net income is adjusted by the same items discussed above for EBITDA and Adjusted EBITDA and then further adjusted by deducting incurred capital expenditures, which includes changes in accounts payable related to capital expenditures. Free Cash Flow Margin is calculated as Free Cash Flow divided by total revenues.

Management believes Free Cash Flow and Free Cash Flow Margin are useful because they allow for an effective evaluation of both our operating and financial performance, as well as the capital intensity of our business, and subsequently the ability of our operations to generate cash flow that is available to distribute to our shareholders, reduce leverage or support acquisition activities. Our computations of these measures may differ from the computations of similarly titled measures of other companies.

The following table sets forth a reconciliation of cash flows from operating activities as determined in accordance with GAAP to Free

Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$3,363	$(1,110)
Adjustments:
Depreciation and amortization	4,591	1,393
Interest expense	5,834	2,715
Income tax expense (benefit)	230	—
Gain on investment in sales-type lease	(3,275)	—
Transaction-related expenses(1)	3,079	190
Other(2)	—	30
Capital expenditures	(835)	(709)
Change in accounts payable related to capital expenditures	(5)	(349)
Free Cash Flow	$12,982	$2,160
Net income (loss) margin	14.6%	(15.7)%
Free Cash Flow Margin	56.3%	30.6%

(1) Transaction-related expenses consist of nonrecurring professional services expenses, including banker fees, legal and professional fees and integration costs directly attributable to completed or contemplated transactions. We do not adjust for ongoing integration or optimization costs unless they are incremental, and directly attributable to the transaction.

(2) Other consists of a loss on sale of property, plant and equipment for the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

Historically, our principal sources of liquidity have included borrowings under the Predecessor Credit Facility as well as capital contributions from our various equity owners. The Predecessor was formed on December 7, 2023, and has made two major acquisitions, the acquisition of Desert Ram Holdings, LLC, Desert Ram South, NGL North Ranch, LLC and NGL South Ranch Inc. in April 2024 (the "Desert Ram Acquisition") and the Accelerated Acquisition. These acquisitions were funded with borrowings under the Predecessor Credit Facility. Other than land acquisitions, our business requires a minimal amount of capital expenditure and is able to support operations with cash on hand.

As of March 31, 2026, our working capital, calculated as current assets minus current liabilities, was $8.9 million, and we had cash and cash equivalents of $4.1 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Variance
(in thousands)	2026	2025	Amount	Percent
Net cash provided by (used in) operating activities	$(2,414)	$186	$(2,600)	(1,397.8)%
Net cash provided by (used in) investing activities	1,265	(4,085)	5,350	131.0%
Net cash provided by (used in) financing activities	(3,773)	3,833	(7,606)	(198.4)%
Net decrease in cash, cash equivalents and restricted cash	$(4,922)	$(66)	$(4,856)	(7,357.6)%

Operating Activities. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2026, as compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 2025, an unfavorable variance of $2.7 million. The change was primarily driven by an increase in accounts receivable of $3.9 million during the three months ended March 31, 2026, reflecting higher activity levels and growth of our business following the Accelerated Acquisition (which contributed $11.6 million in revenue for the three months ended March 31, 2026) and timing of customer billings and collections (consistent with the significant growth in water sales revenue), partially offset by an increase in net income of $4.5 million reflecting higher activity levels and growth in our business following the Accelerated Acquisition ($3.4 million for the three months ended March 31, 2026, as compared to a net loss of $1.1 million for the three months ended March 31, 2025) and an increase in depreciation and amortization expense of

$3.2 million related to additional assets acquired in the Accelerated Acquisition. The increase in our top-line operating performance is partially offset by working capital outflows associated with the growth in business activity.

Investing Activities. Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2026, as compared to net cash used in investing activities of $4.1 million for the three months ended March 31, 2025. The change was primarily driven by $2.1 million of proceeds received from the sale of property, plant and equipment during the three months ended March 31, 2026, as well as the absence of acquisition-related cash outflows, which totaled $3.4 million in the three months ended March 31, 2025 related to the deposit for the Accelerated Acquisition. Capital expenditures slightly increased by $0.1 million to $0.8 million for the three months ended March 31, 2026, as compared to $0.7 million for the three months ended March 31, 2025. Capital expenditures during the period were funded by cash on hand and cash flows from operating activities.

Financing Activities. Net cash used in financing activities was $3.8 million for the three months ended March 31, 2026, as compared to net cash provided by financing activities of $3.8 million for the three months ended March 31, 2025. The change reflected (i) the absence of new borrowings under the Predecessor Credit Facility in the three months ended March 31, 2026 (as compared to $4.8 million of proceeds in the three months ended March 31, 2025), (ii) higher scheduled principal payments under the Predecessor Credit Facility of $2.3 million in the three months ended March 31, 2026 (as compared to $0.9 million in the three months ended March 31, 2025), and (iii) $1.5 million of cash paid for deferred offering costs in the three months ended March 31, 2026 in connection with the IPO (as compared to minimal offering costs in the three months ended March 31, 2025).

Capital Requirements

Predecessor Credit Facility

On April 4, 2024, certain subsidiaries of the Predecessor entered into a 5-year financing agreement that included a $72.0 million term loan and a revolving credit facility (as amended, the “Predecessor Revolver”) with a maximum borrowing base of $5.0 million, both of which mature on April 4, 2029 (the "Predecessor Credit Facility"). On February 28, 2025, the Predecessor amended the Predecessor Credit Facility to increase maximum borrowing base by $7.5 million, and further amended it in on April 14, 2025 to increase the maximum Term Loan borrowing base by an additional $204.0 million term. On April 1, 2026, the Predecessor Credit Facility was amended again to increase the Term Loan borrowing base by an additional $70.0 million term loan ("Intrepid Term Loan") in order to fund the acquisition of approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC (the "Intrepid Acquisition") for total consideration of approximately $70.0 million. The assets acquired in the Intrepid Acquisition as well as the Intrepid Term Loan were not contributed to us in connection with the IPO.

Borrowings (other than the Intrepid Term Loan) under the Predecessor Credit Facility bear interest at the secured overnight financing rate (“SOFR”), plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.0%—8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. The Intrepid Term Loan bears interest at SOFR, plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.25%—8.75% depending on the applicable leverage ratio for the most recent four consecutive quarters. Principal amounts borrowed under the Predecessor Revolver may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date become due and payable on such date.

As of March 31, 2026, we had $263.3 million of total outstanding borrowings, consisting of $7.0 million of revolving credit borrowings and $256.3 million of term loan borrowings, excluding $32.6 million of unamortized premium. The weighted average interest rate on the total amount of borrowings outstanding under the Predecessor Credit Facility as of March 31, 2026 was 12.48% in the case of revolving credit borrowings, and 12.56% in the case of term loan borrowings. We were in compliance with all affirmative and negative covenants under the facility.

As of December 31, 2025, we had $265.6 million of total outstanding borrowings consisting of $7.0 million of revolving credit borrowings and $258.6 million of term loan borrowings and excluding $35.1 million of unamortized premium. The weighted average interest rate on the total amount of borrowings outstanding under the Predecessor Credit Facility as of December 31, 2025 was 12.83% in the case of revolving credit borrowings, and 12.81% in the case of term loan borrowings. We were in compliance with all affirmative and negative covenants under the facility.

After March 31, 2026, the Predecessor Credit Facility was repaid in full and terminated in connection with the IPO. See “—Key Factors Affecting our Results of Operations—EagleRock Credit Facility” above for additional information regarding our current debt instruments.

Predecessor Warrants

In connection with its entry into the Predecessor Credit Facility, the Predecessor issued the Predecessor Warrants, which were exercisable for equity interests in the Predecessor, to the TCW Entities. In connection with the amendment to the Predecessor Credit Facility in April 2025 referenced above, the Predecessor issued Predecessor Warrants to a new creditor and modified the terms of the original Predecessor Warrants. The net effect of the issuance and modification reduced the total number of Predecessor Warrants outstanding from 1,001 to 900. See “Note 6—Long Term Debt—Related Party” within the notes to the Predecessor’s consolidated financial statements and included elsewhere in this Quarterly Report for further information with respect to the Predecessor Warrants. The Predecessor Warrants are obligations of the Predecessor and are not obligations of us or OpCo.

As described in “Corporate Reorganization,” in connection with the IPO, each TCW Entity, pursuant to the Warrant Exercise Agreement, exercised a portion of its Predecessor Warrants and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Predecessor distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each Warrant Agreement between the Predecessor and the TCW Entities was terminated and (iii) each of the Rollover TCW Entities merged with one or more newly formed subsidiaries of the Company and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares. As a result, the Predecessor Warrants are no longer outstanding following the IPO

Critical Accounting Estimates

Business Combinations

We account for business combinations using the acquisition method of accounting, whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Significant estimates may be used to determine the fair value of assets acquired and liabilities assumed. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisitions, as additional information about conditions existing at the acquisition date becomes available.

Warrants

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The determination of the fair value of the warrants at issuance and each reporting period is performed using a third-party valuation specialist and is subject to a variety of estimates.

Impairment of Long-lived assets

Management evaluates property, plant and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are identified at the lowest level for which cash flows are largely independent. The recoverability assessment compares the carrying amount of the asset group to the expected undiscounted future cash flows. If the carrying amount is not recoverable, we measure the impairment loss as the excess of the carrying amount over the asset group’s estimated fair value.

Recently Issued Accounting Pronouncements Not Yet Adopted

For a summary of recently issued accounting pronouncements, refer to Note 2 — Summary of Significant Accounting Policies within the notes to our Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include the effects of adverse changes in commodity prices and counterparty and customer credit risks and interest rate risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and counterparty and customer credit and interest rate risk. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risk

A significant portion of our market risk is tied to the prices our customers receive for oil and natural gas produced from or serviced on our land. The market for the use of our land and its resources is indirectly affected by fluctuations in commodity prices, to the extent that such fluctuations influence drilling, completion and production activity, and consequently, the operational levels of our customers in the exploration, production and oilfield services sectors. Realized prices are primarily determined by prevailing oil and natural gas prices in the U.S. However, we believe that our largely fee-based and surface use contracts, as well as our strong base of royalty fees support cash flow stability through commodity price cycles. Our commercial agreements are usually multi-year agreements that may contain acreage dedications and annual minimum revenue amounts, insulating us against fluctuations in commodity prices. Additionally, many of our SUAs stipulate that customers who have access to our land are required to use our resources, such as water or caliche, for their operations, further insulating us from fluctuations in commodity prices.

As of March 31, 2026, the Henry Hub spot price of natural gas was $2.88 per MMBtu and the WTI posted price was $102.86 per barrel. Declines in commodity prices can reduce our revenues because they may reduce customer activity levels by limiting the volumes of oil and natural gas that our customers can economically produce or service. We expect these markets to remain volatile, and a substantial or prolonged decline in commodity prices could materially adversely affect our results of operations, cash flows and financial condition.

We do not currently hedge our indirect exposure to commodity price risk. In the future, however, we may enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging arrangements could help reduce, but would not eliminate, the potential effects of fluctuations in oil and natural gas prices on our operating cash flows.

Market Risk

Demand for the use of our land and resources is largely driven by activity levels in the energy industry within the Permian Basin. These activity levels are influenced by numerous factors outside of our control, including the supply of and demand for oil and natural gas; current prices and expectations for future prices; costs associated with exploring, developing, producing and delivering oil and natural gas; rates of decline in existing production; the discovery of new reserves; available pipeline, rail and other transportation capacity; weather conditions; domestic and global economic conditions; political instability both in the U.S. and in oil-producing regions; environmental regulations; technological advances affecting energy consumption; the ongoing transition to a low-carbon economy; the price and availability of alternative fuels; advancements in alternative energy production; the ability of energy companies to secure equity or debt financing; and consolidation, merger and divestiture activity within the energy sector. U.S. energy production, including oil and natural gas development, has historically been volatile.

A prolonged or significant decline in oil and natural gas prices could reduce development and production activity, which in turn may decrease demand for oil and natural gas and the use of our land and resources. Any material reduction in commodity prices or Permian Basin activity could have an adverse impact on our results of operations, cash flows and financial condition.

Counterparty and Customer Credit Risk

We are exposed to the risk of financial loss if our counterparties, including our operating partners or customers, fail to fulfill their contractual obligations. Our primary credit risk arises from receivables generated by the activities of our customers and operating partners on our land. The inability or failure of significant customers or our operating partners to meet their obligations, or their insolvency or liquidation, could adversely impact our financial results.

To manage this risk, we assess the creditworthiness of each counterparty and customer and continuously monitor our exposure through credit analysis and monitoring procedures, including reviewing credit ratings, financial statements and payment history. For the three months ended March 31, 2026, four customers accounted for 22%, 16%, 14%, and 10% of our total revenues, respectively. For the three months ended March 31, 2025, one customer represented 44% of total revenues. No other customer accounted for more than 10% of total revenues. Based on these assessments, we believe the credit risk associated with our counterparties and customers is within an acceptable range.

Interest Rate Risk

Our ability to borrow, as well as the interest rates available to us, may be adversely affected by deterioration in the credit markets or a decline in our credit profile or credit rating. Under the Predecessor Credit Facility, any outstanding borrowings accrue interest based on the SOFR, plus an applicable margin, which exposes us to interest rate risk on any outstanding borrowings.

As of March 31, 2026, we had $263.3 million of total outstanding borrowings, consisting of $7.0 million in revolving credit borrowings and $256.3 million in term loan borrowings and excluding $32.6 million of unamortized premium. The weighted average interest rate on these borrowings was 12.48% for the revolving credit borrowings and 12.56% for the term loan borrowings. Assuming no change in the principal amount outstanding, a 1% increase or decrease in the weighted average interest rate would impact interest expense by approximately $2.7 million annually. We do not currently have, and do not plan to enter into, any derivative instruments to hedge against fluctuations in interest rates applicable to our outstanding debt. See “—Predecessor Credit Facility.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial offer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in our internal control over financial reporting described below.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Other than as described below, we have not identified any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management identified material weaknesses in the Predecessor’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, such material weaknesses relate to: (a) insufficient segregation of duties in the financial statement reporting and general information technology processes; (b) a lack of sufficient levels of staff with public company, technical accounting, and general information technology experience to maintain proper control activities inclusive of detailed account analysis and reconciliations, and perform risk assessment and monitoring activities; and (c) insufficient general information technology controls, including access, security, and change management controls. Our management has concluded that these material weaknesses in the Predecessor’s internal control over financial reporting occurred because the Predecessor did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

In response to the identified material weaknesses, our management has implemented and is continuing to enhance our internal control over financial reporting. Our remediation plan includes: (i) recruiting additional qualified financial reporting and accounting personnel following the completion of the IPO to enhance our financial reporting capabilities; (ii) establishing a SOX compliance program and internal audit function (in-house and/or co-sourced) with direct reporting to the audit committee; (iii) enhancing our financial close and reporting processes, policies and controls, including formal documentation, risk assessment and monitoring; (iv) implementing and enforcing information technology general controls over user access, security, change management, backups and logging, and periodic user access reviews; (v) implementing or upgrading enterprise resource planning and related sub-ledger systems and strengthening IT application controls; (vi) enhancing governance over non-routine and complex transactions (including business combinations, equity awards and income taxes) through technical accounting reviews and documented control approvals; and (vii) increasing oversight of and obtaining third-party SOC 1 reports (or equivalent assurance) for critical outsourced service providers and implementing complementary user controls. Our management is in the process of evaluating the effectiveness of these remediation efforts and will continue to monitor the design and operating effectiveness of the new controls. The material weaknesses will not be considered remediated until the applicable controls have been designed, implemented, and operated effectively for a sufficient period of time.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are periodically party to proceedings and claims incidental to our business. While many of these other matters may not be predicted with certainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our financial position or on our liquidity, capital resources, future results of operations or cash flows. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any estimated reserves as appropriate to reflect our assessment of the then-current status of the matters.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S‑K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Company Agreement of EagleRock Land, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

3.2

Certificate of Formation of EagleRock Land, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-295113) filed with the SEC on April 16, 2026 (as amended)).

3.3

Certificate of Amendment to the Certificate of Formation of EagleRock Land, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-295113) filed with the SEC on April 16, 2026 (as amended)).

4.1#

Registration Rights Agreement, dated as of May 15, 2026, by and among EagleRock Land, LLC and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.1†	EagleRock Land, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).
10.2†	EagleRock Land, LLC Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).
10.3†	EagleRock Land, LLC Change in Control Severance Plan(incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).
10.4#+

Amended and Restated Company Agreement of EagleRock Land Operating, LLC, dated as of May 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.5#

Shareholder’s Agreement, dated as of May 15, 2026, by and between EagleRock Land, LLC and Lea & Eddy Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.6#

Shareholder’s Agreement, dated as of May 15, 2026, by and between EagleRock Land, LLC and Double Eagle IV Midco, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.7#

Shareholder’s Agreement, dated as of May 15, 2026, by and among EagleRock Land, LLC, Abyss Inc., Cactus Energy, Inc., Richard H. Coats, Mark T. Dehlinger, Richard H. Coats Jr., Charles R. Wiggins and Christopher Keegan Faudree (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.8	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).
10.9#+

Produced Water Recycling Rights Agreement, dated as of May 15, 2026, by and among EagleRock Land Operating, LLC, Hydrosource Midstream, LLC and Hydrosource Logistics, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.10#+

Water System Management Agreement, dated as of May 15, 2026, by and between DE IV Flow, LLC and DEF Operating, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.11+

Contribution and Assignment Agreement, dated as of May 4, 2026, by and among EagleRock Land, LLC, EagleRock Land Operating, LLC, Lea & Eddy Holdings, LLC, Double Eagle IV Midco, LLC, OWL Exploration, L.L.C., Shallow Valley Land, LLC, Cactus Energy, Inc., Abyss Inc., Mark T. Dehlinger and Richard H. Coats (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.12+

Warrant Exercise Agreement, dated as of May 4, 2026, by and among EagleRock Land, LLC, EagleRock Land Operating, LLC, Lea & Eddy Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 19, 2026).
10.14#

Sixth Amendment to Financing Agreement, dated as of May 4, 2026, by and among Lea & Eddy Holdings, LLC, Hydrosource Logistics, LLC, Desert Ram Holdings, LLC, Accelerated Water Resources, LLC, the other Loan Parties party thereto, TCW Asset Management Company LLC, as administrative agent and collateral agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 21, 2026).

10.15

Joinder Agreement, dated as of May 15, 2026, by and among EagleRock Land Operating, LLC, the Borrowers, the Guarantors and TCW Asset Management Company LLC, as collateral agent and administrative agent for the Lenders

(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 21, 2026).
10.16#

Credit Agreement, dated as of May 4, 2026, by and among EagleRock Land Operating, LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-43288) filed with the SEC on May 21, 2026).

31.1*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Compensatory plan or arrangement.

# Certain portions of this exhibit have been redacted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

+ Certain schedules and exhibits to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EagleRock Land, LLC

Date: June 23, 2026	By:	/s/ Neal H. Shah
Neal H. Shah
President and Chief Financial Officer (Principal Financial Officer)