Form 10-Q
period 2026-06-30
EagleRock Land, LLC
filed 2026-08-13
CIK 2104882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 26,355,259 Class A shares and 105,164,311 Class B shares outstanding, each representing limited liability company interests

GLOSSARY OF CERTAIN INDUSTRY TERMS

Bbl. One barrel, a unit of volume used for measuring oil.

Brackish Water. Water with salinity levels between seawater and freshwater.

Caliche. A crust of coarse sediment or weathered soil cemented with calcium carbonate. It forms when lime-rich groundwater rises to the surface by capillary action and evaporates into a crumbly powder, forming a tough, indurated sheet called calcrete.

Completion. Installation of permanent equipment for production of natural gas, NGLs or oil or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

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

WTI. West Texas Intermediate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. The forward looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our final prospectus, dated May 13, 2026, filed with U.S. Securities and exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 14, 2026, in connection with our initial public offering (the “Prospectus”). By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to, the following:

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
•
our ability to integrate acquired acreage, and any future acquisitions, and manage related growth, including the EagleRock-Intrepid Acquisition (as defined below);
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
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Quarterly Report, including in the section titled “Risk Factors.”

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors” included in our Prospectus. This information should be considered carefully, together with other information in this Quarterly Report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$61,770	$9,042
Accounts receivable, net	12,668	13,096
Accounts receivable - related party	13,032	—
Inventory	308	310
Prepaid expenses and other current assets	2,323	8,765
Total current assets	90,101	31,213

Property, plant and equipment, net	377,897	55,586
Right of use assets, net	1,541	1,565
Intangible assets, net	674,174	191,240
Goodwill	643,270
Net investment in sales-type lease	3,215	—
Deferred offering costs	—	1,459
Other noncurrent assets	5,985	947
TOTAL ASSETS	$1,796,183	$282,010

LIABILITIES AND SHAREHOLDERS' AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$4,547	$4,433
Accounts payable - related party	35,418	2,684
Accrued liabilities	3,173	2,909
Current income taxes payable	224	42
Current deferred revenue	202	533
Current operating lease liability	122	492
Current debt - related party	—	6,038
Total current liabilities	43,686	17,131

Non-current liabilities
Operating lease liability, less current portion	1,364	1,019
Deferred tax liability, net	10,680	10,852
Deferred revenue, less current portion	—	94
Long-term debt - related party, less current portion	—	294,629
Other noncurrent liabilities	2,677	—
Total non-current liabilities	14,721	306,594

Commitments and contingencies (See note 13)

SHAREHOLDERS' AND MEMBERS' EQUITY
Members' deficit	—	(41,715)
Class A shares, unlimited shares authorized and 24,455,688 shares issued and outstanding as of June 30, 2026. None authorized, issued or outstanding as of December 31, 2025	335,374	—
Class B shares, unlimited shares authorized and 105,164,311 shares issued and outstanding as of June 30, 2026. None authorized, issued or outstanding as of December 31, 2025	20	—
Retained earnings	(7,562)	—
Total shareholders' equity attributable to EagleRock Land, LLC	327,832	—
Noncontrolling interest	1,409,944	—
Total shareholders' equity and members' equity	$1,737,776	$(41,715)
TOTAL LIABILITIES AND EQUITY	$1,796,183	$282,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Resource sales	$28,202	$19,215	$47,155	$24,154
Resource sales - related party	25	509	151	509
Surface use related revenues	5,851	3,181	9,033	5,166
Surface use royalties	1,440	958	2,234	1,102
Surface use royalties - related party	6,008	—	6,008	—
Total revenues	41,526	23,863	64,581	30,931

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	6,103	7,722	10,960	9,608
Related party cost of sales	2,564	2,504	5,425	3,627
General and administrative expense	75,731	3,709	80,319	4,720
Related party general and administrative expense	—	211	6	231
Depreciation and amortization expense	10,275	4,445	14,866	5,838
Loss (gain) on sale of property, plant and equipment, net	9	—	9	30
Gain on investment in sales-type lease	—	—	(3,275)	—
Total operating expenses	94,682	18,591	108,310	24,054
INCOME (LOSS) FROM OPERATIONS	(53,156)	5,272	(43,729)	6,877

OTHER EXPENSE (INCOME)
Interest expense, net	4,812	6,068	10,646	8,783
Loss (gain) on extinguishment of debt	(20,352)	70,001	(20,352)	70,001
Total other expense (income)	(15,540)	76,069	(9,706)	78,784

INCOME (LOSS) BEFORE INCOME TAXES	(37,616)	(70,797)	(34,023)	(71,907)

Income tax expense (benefit)	(80)	—	150	—
NET INCOME (LOSS)	$(37,536)	$(70,797)	$(34,173)	$(71,907)
NET INCOME (LOSS) ATTRIBUTABLE TO PREDECESSOR	$2,261		$5,624
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(32,235)		$(32,235)
NET INCOME (LOSS) ATTRIBUTABLE TO EAGLEROCK LAND, LLC	$(7,562)		$(7,562)

Basic and dilutive net income (loss) per Class A share	$(0.29)

Basic and dilutive weighted average Class A shares outstanding	26,374,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Consolidated Statements of Shareholders’ and Members’ Equity

(In thousands, except for share amounts)

Six Months Ended June 30, 2026

		Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders' and Members' Equity
	Members' Equity	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, January 1, 2026	$(41,715)	—	$—	—	$—	$—	$—	$(41,715)
Net income attributable to Predecessor	3,363	—	—	—	—	—	—	3,363
Balance, March 31, 2026	$(38,352)	—	—	—	—	—	—	$(38,352)
Net income attributable to Predecessor	2,261	—	—	—	—	—	—	2,261
Hydrosource Distribution	$(25,591)	—	—	—	—	—	—	(25,591)
Non-cash contribution related to the Reorganization Transaction	1,444,028	—	—	—	—	—	—	1,444,028
Effect of the Reorganization Transaction and IPO	$(1,382,346)	24,455,688	323,783	105,164,311	20	—	1,392,332	333,789
IPO Stock-based awards compensation expense	—	—	10,820	—	—	—	46,530	57,350
RSU share-based compensation expense	—	—	771	—	—	—	3,317	4,088
Net income (loss) subsequent to IPO	—	—	—	—	—	(7,562)	(32,235)	(39,797)
Balance, June 30, 2026	—	24,455,688	$335,374	105,164,311	$20	$(7,562)	$1,409,944	1,737,776

Six Months Ended June 30, 2025

Total Members' Equity
Balance, January 1, 2025	$(1,075)
Net loss	(1,110)
Balance March 31, 2025	$(2,185)
Net loss	(70,797)
Equity classified warrants	$18,416
Balance, June 30, 2025	$(54,566)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,173)	$(71,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization expense	14,866	5,838
Amortization of debt premium, debt discount and debt issuance costs	(4,018)	(1,992)
Loss on sale of property, plant and equipment, net	9	30
Gain on investment in sales-type lease	(3,275)	—
Loss (gain) on extinguishment of debt	(20,352)	70,001
Noncash share-based compensation expense	61,438	—
Paid-in-kind (non-cash) interest	—	75
Change in operating assets and liabilities:
Accounts receivable	(11,216)	3,878
Accounts receivable - related party	(13,021)	(12)
Inventory	8	5
Prepaid expenses and other current assets	(1,592)	8,186
Other noncurrent assets	(34)	(313)
Accounts payable	159	3,035
Accounts payable - related party	9,240	356
Accrued liabilities	250	450
Current income taxes	182	(191)
Deferred revenue	(426)	(33)
Operating lease liability	(39)	(5)
Deferred income taxes	(172)	—
Net cash provided by (used in) operating activities	(2,166)	17,401

CASH FLOWS FROM INVESTING ACTIVITIES

Cash consideration paid for acquisitions	(64,254)	(199,684)
Capital expenditures	(1,784)	(4,801)
Proceeds from sale of property, plant and equipment, net	2,100	—
Net cash provided by (used in) investing activities	(63,938)	(204,485)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Class A shares, net of underwriting discounts and fees	342,302	—
Offering costs	(8,152)	(39)
Proceeds from term loan	70,000	204,000
Proceeds from revolving credit facility	—	4,750
Debt issuance costs	(5,576)	(6,580)
Payment on long term debt	(258,610)	(1,763)
Payment on revolver	(7,000)	—
Pre-payment penalty on long term debt	(10,254)	—
Pre-payment penalty on revolver	(300)	—
Distribution to Predecessor Members	(3,574)	—
Net cash provided by (used in) financing activities	118,836	200,368

Net increase in cash, cash equivalents and restricted cash	52,732	13,284

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	9,327	1,062
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$62,059	$14,346

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14,664	$10,700
Cash paid for taxes	$212	$337

SUPPLEMENTAL NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Operating lease, right-of-use assets associated liability	$1,533	$578
Change in accounts payable related to capital expenditures	$(220)	$(1,470)
Change in accounts payable and accrued liabilities related to deferred offering costs	$1,086	$(76)
Equity classified warrants	$-	$18,416
OpCo units issued for acquisitions	$1,444,028	$-
Non-cash acquisition costs	$(8,000)	$-
Non-cash distribution(1)	$(22,017)	$-

(1) Refer to Note 1 - The Company - Hydrosource Distribution for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
The Company

Organization and Business

EagleRock Land, LLC (“EagleRock” or the “Company”) was formed as a Texas limited liability company on December 1, 2025 to serve as the issuer in the IPO (as defined below). The Company is a holding company whose principal asset consists of membership interests (“OpCo Units”) in EagleRock Land Operating, LLC (“OpCo”). As the managing member of OpCo, the Company operates and controls all of the business and affairs of OpCo, and through OpCo, conduct its business. The Company’s accounting predecessor is Lea & Eddy Holdings, LLC (the “Predecessor”). The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization.

The Company generates revenue from multiple sources, including the sale of water and other resources from the Company’s land, the use of surface acreage, and water handling infrastructure. The fees, royalty rates, payment structures and other commercial terms under contracts are negotiated individually, reflecting the specific surface use, type of resource development, anticipated operational intensity and expected production or extraction volumes associated with each agreement. The Company’s surface acreage is located in both the Delaware and Midland sub-basins of the Permian Basin.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies. The Company would cease to be an emerging growth company if it has more than $1.235 billion in annual revenues, or more than $700.0 million in market value of its Class A shares held by non-affiliates or if the Company issues more than $1.0 billion of non-convertible debt securities over a three-year period. Additionally, we will cease to be an emerging growth company on the last day of the fiscal year following the fifth anniversary of the IPO date.

Initial Public Offering

On May 4, 2026, the Company, OpCo and certain contributing entities (collectively, the “Contributors”) entered into a Contribution and Assignment Agreement pursuant to which certain contributions and corporate reorganization steps were effected on May 15, 2026 in connection with the closing of EagleRock’s initial public offering (the “IPO”). In the IPO, the Company issued 17,300,000 Class A shares representing limited liability company interests (“Class A shares”) at a price to the public of $18.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. Additionally, as part of the IPO, 4,560,688 Class B shares representing limited liability company interests (“Class B shares”) (and a corresponding number of OpCo Units) were exchanged for Class A shares. Concurrently with the closing of the IPO, (i) all interests in the subsidiaries of the Predecessor, DE IV Flow LLC (“DE Flow”) and in the entities that own the Shallow Valley Ranch (the “Shallow Valley Ranch ”) were contributed to OpCo in exchange for OpCo Units and (ii) cash was contributed to the Company by such contributors in exchange for a corresponding number of the Company’s Class B shares representing limited liability company interests (“Class B shares”).

Hydrosource Distribution

Immediately prior to the IPO, the Predecessor assigned all of its interests in one of its subsidiaries, Hydrosource Logistics, LLC (“Hydrosource”), to HL HoldCo, LLC (“HL HoldCo”) for no consideration (the “Hydrosource Distribution”). Hydrosource retained certain assets and liabilities of the Predecessor such as cash, current assets, other noncurrent assets, certain water infrastructure, surface acreage, current liabilities, and a portion of the Predecessor’s debt balance. The value of the net assets transferred to HL HoldCo was approximately $25.6 million inclusive of total cash transferred to Hydrosource of approximately $3.6 million, included in the unaudited condensed consolidated statements of cash flows within “Distribution to owners of the Predecessor”. The noncash net asset portion of the Hydrosource Distribution, inclusive of Predecessor reorganization prior to the distribution, was $22.0 million, and is included within the supplemental non-cash operating and financing activities section of unaudited condensed consolidated statements of cash flows within “Non-cash distribution to owners of the Predecessor”. The total net asset balance, excluding cash, consists of approximately $9.5 million of accounts receivable, net, $26.0 million of accounts receivable - related party, net, $0.2 million of other current assets, $71.0 million of property, plant and equipment and net intangible assets, $1.4 million of right of use assets, $8.3 million of accounts payable, $8.5 million of accrued liabilities, $1.3 million of lease liabilities, and $68.0 million of long term debt. For more information regarding the surface acreage retained by Hydrosource and the debt balance retained by Hydrosource, refer to Note 4 – Acquisitions – Intrepid Acquisition and Note 6 – Long Term Debt – Predecessor Credit Facility. The Hydrosource Distribution was determined to be a transaction between entities under common control, as the Predecessor and HL HoldCo share common ownership. As such, the

Hydrosource Distribution was accounted for as a deemed distribution increasing total shareholders’ and members’ equity, with no gain or loss recorded on the unaudited condensed consolidated statement of operations. The total amount of the deemed distribution was equal to the carrying value of the net assets transferred to HL HoldCo. Furthermore, the Company has a continuing involvement with Hydrosource, as the Company receives royalty revenue from Hydrosource from the operations Hydrosource. Refer to Note 11 – Related Party Transactions for more information on the Company's continuing involvement with Hydrosource. The Company evaluated the Hydrosource Distribution in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations, and determined that the Hydrosource Distribution does not represent a strategic shift and thus does not qualify as a discontinued operation. Therefore, the results of Hydrosource are included in the Financial Statements prior to the Hydrosource Distribution.

Redemption Rights

Pursuant to the Amended and Restated Company Agreement of OpCo, dated as of May 15, 2026 (the “OpCo LLC Agreement”), each holder of an OpCo Unit (other than the Company) (each, a “Redeeming Member”) has the right, subject to certain limitations (the “Redemption Right”), to cause OpCo to acquire all or a portion of its OpCo Units (along with the surrender and cancellation of a corresponding number of our Class B Shares) for, at OpCo’s election, either (x) Class A Shares at a redemption rate of one Class A Share for each OpCo Unit redeemed, subject to adjustment for equity splits, dividends and reclassifications and other similar transactions (“applicable conversion rate adjustments”), or (y) cash in an amount equal to the Cash Election Amount (as defined in the OpCo LLC Agreement) of such Class A Shares. Alternatively, upon the exercise of the Redemption Right, the Company has the right, pursuant to the Call Right (as defined in the OpCo LLC Agreement), to acquire each tendered OpCo Unit directly from the Redeeming Member for, at the Company’s election, either (x) one Class A Share, subject to applicable conversion rate adjustments, or (y) cash in an amount equal to the Cash Election Amount of such Class A Shares. Notwithstanding the foregoing, prior to the Trigger Event, (i) OpCo may make a Cash Election to settle a redemption by a Sponsor, and (ii) the Company may make a Cash Election in connection with its exercise of its Call Right with respect to a redemption by a Sponsor, in each case only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption and, in the case of clause (i), contributes to OpCo an amount in cash equal to the net proceeds received by the Company from the issuance of such equity securities. For purposes of the foregoing, the “Sponsors” are, collectively, the Predecessor, Double Eagle IV Midco, LLC (“Double Eagle”) and the existing owners of the Shallow Valley Ranch (the “Shallow Valley Owners”), together with their respective Affiliates, and the “Trigger Event” is the first date on which the Sponsors no longer have the right to designate at least a majority of the Board pursuant to the Shareholder’s Agreements (as defined in the OpCo LLC Agreement).

2.
Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements and related notes (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s annual audited financial statements and accompanying notes for the year ended December 31, 2025, included within the Company’s final prospectus filed with the SEC on May 14, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Change in Presentation

In connection with the completion of the IPO, the Company revised the revenue line items used by the Predecessor in the unaudited condensed consolidated statements of operations. Amounts previously presented within “Water sales,” “Related party water sales,” and “Surface and other revenues” are now presented within “Resource sales,” “Resource sales - related party,” “Surface use related revenues,” “Surface use royalties,” and “Surface use royalties - related party.” The revisions were made to better reflect the Company's revenue streams. The Company also combined the components of members' deficit previously presented separately: common units, additional paid-in capital - members’ interests, additional paid-in capital - warrants - related party, and accumulated deficit into a single line item titled “Members’ deficit” on the unaudited condensed consolidated balance sheets. The changes in presentation are reclassifications made to conform prior-period amounts to the current-period presentation; they do not represent a change in accounting principle or the correction of an error and did not result in a restatement. These changes have been applied retrospectively to all periods presented and had no impact on previously reported total revenues, income from operations, net income (loss), total members' deficit, or cash flows for any period presented.

Principles of Consolidation

The Financial Statements include the accounts of the Company, OpCo and OpCo's wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In these Financial Statements, periods prior to May 15, 2026 reflect the financial statements of the Predecessor and its subsidiaries. Periods subsequent to the consummation of the IPO reflect the financial statements of the consolidated Company.

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

The Company had no other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025. As such, net income (loss) is equivalent to total comprehensive income (loss).

Consolidation

The Company has assessed that the members with equity at risk in OpCo lack the authority, through rights granted to them, to direct the activities that significantly impact OpCo’s economic performance. As such, the Company determined that OpCo is a variable interest entity. The Company, as the managing member of OpCo, operates and controls all of the business and affairs of OpCo and also has the obligation to absorb losses or the right to receive benefits that could be potentially significant. Therefore, the Company is considered the primary beneficiary and consolidates OpCo for accounting purposes.

These Financial Statements include the accounts of the Company, OpCo and OpCo's wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interest

These Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not owned by the Company. The noncontrolling interest is subject to change in connection with various equity transactions such as the issuance of Class A shares, the redemption of Class B shares (and corresponding OpCo Units) for Class A shares, or the cancellation of Class B shares (and corresponding OpCo Units).

Segment Information

The Company determines its operating and reportable segment in accordance with ASC Topic 280, Segment Reporting, based on its internal management structure, internal reporting, and the manner in which financial information is reviewed and resources are allocated by the Company’s chief operating decision maker (“CODM”), which is the Chief Executive Officer. The CODM regularly evaluates operating results of one operating and reportable segment. The Company determined that the operating segment is consistent with the organization’s structure and CODM’s review of operating results. Accordingly, the financial results, assets, and liabilities presented in these Financial Statements represent the results of the single reporting segment. All of our long-lived assets are located in the United States.

Net income (loss), as presented on our condensed consolidated statements of operations, is the primary measure most consistent with U.S. GAAP used by the Company’s CODM to evaluate the performance of and allocate resources within the Company’s business. Further, significant segment expenses the CODM reviews and utilizes to manage the Company’s operations are cost of sales and general and administrative expenses at the consolidated level (inclusive of related party amounts), which are presented in the Company’s unaudited condensed consolidated statements of operations. Other segment items included in consolidated net income (loss) include depreciation and amortization expense, gain on sale of property, plant, and equipment, net, interest expense and income tax benefit (expense), which are included in the unaudited condensed consolidated statements of operations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The CODM does not review segment assets and expenses at a different level or category.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, assessment of useful lives and recoverability of long-lived assets, including property, plant and equipment and intangible assets, discount rates underlying our lease right-of-use assets and liabilities, estimates related to deferred tax liabilities, estimates of assets acquired and liabilities assumed in a business combination, and estimates of fair value of warrants and debt. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results could differ from those estimates.

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

As of June 30, 2026 and December 31, 2025, the Company held approximately $0.3 million and $0.3 million of restricted cash held as certificates of deposit related to surety bonds associated with right-of-way agreements, respectively. The Company has recorded these amounts as other noncurrent assets on our unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the amounts shown in the unaudited condensed consolidated statements of cash flows.

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$61,770	$9,042
Other noncurrent assets	$289	$285
Total cash, cash equivalents and restricted cash	$62,059	$9,327

Accounts Receivable

Accounts receivable represents amounts due from third-party customers in connection with revenue generating activities, and are reported at historical carrying value, net of write-offs and any provision for credit loss. Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts. A provision for credit loss is evaluated on a regular basis by management and is based upon the collectability of the receivables after considering the historical loss rates, age of receivables, credit rating of the counterparty and prevailing economic conditions. As of June 30, 2026 and 2025, there was no provision for credit loss recorded. At June 30, 2026 and December 31, 2025, the accrued revenue (unbilled receivable) included in accounts receivable, for which the performance obligation has been met to the customer, was approximately $1.0 million and $0.3 million, respectively.

Accounts Receivable - Related Party

Related party accounts receivable represents amounts due from related parties in connection with the Company's revenue generating activities, including resource sales and surface use royalties transacted with related parties, as well as other transactions with related parties in connection with the IPO. These amounts are reported at historical carrying value, net of write-offs and any provision for credit loss, and are subject to the same assessment of collectability and provision for credit loss methodology described above for accounts receivable. Related party accounts receivable is presented separately on the face of the condensed consolidated balance sheets. Refer to Note 11 – Related Party Transactions, for further information regarding the Company's transactions and balances with related parties.

Accounts Payable - Related Party

Related party accounts payable represents amounts due to related parties in connection with goods and services procured from related parties in the ordinary course of business and other transactions with related parties in connection with the IPO. These amounts are reported at historical carrying value and are presented separately on the face of the condensed consolidated balance sheets. Refer to Note 11 – Related Party Transactions, for further information regarding the Company's transactions and balances with related parties.

Inventory

Inventory is comprised of cattle, which are stated at the lower of cost or net realizable value, with costs determined utilizing the first-in, first-out method. There were no lower of cost or net realizable value inventory adjustments for the three and six months ended June 30, 2026 and 2025.

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

Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts, and any gain or loss is reflected in the unaudited condensed consolidated statements of operations. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of the major classes of property, plant, and equipment are as follows:

Furniture and fixtures	2 years
Vehicles	3 years
Buildings	8 - 12 years
Leasehold improvements	2 - 10 years
Water wells, facilities and related equipment	2 - 20 years

Impairment of Long-Lived Assets

Management reviews the Company’s property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is generally determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. No impairments were recorded during the three and six months ended June 30, 2026 and 2025.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in ASC Topic 842, Leases (“ASC 842”). The Company’s operating leases are generally comprised of corporate vehicles and a corporate office lease that was entered into subsequent to the IPO. Additionally, the Predecessor had a corporate office lease that did not become an obligation of the Company as part of the IPO. Refer to Note 1 – The Company – Hydrosource Distribution for more information on the amounts of leased assets and the related lease liabilities distributed to Hydrosource as part of the Hydrosource Distribution.

Right of Use (“ROU”) assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received. Lease incentives are amortized through the lease asset as reductions of expense over the lease term. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities.

The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the ROU asset to the future net undiscounted cash flows the asset is expected to generate. If the comparison indicates that the Company will not be able to recover the carrying amount, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds the estimated fair value. There was no impairment of ROU assets for the three and six months ended June 30, 2026 and 2025.

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

The Company’s operating leases are included in short-term lease liability and long-term lease liability in the unaudited condensed consolidated balance sheets. Lease costs comprised of office rent associated with the lease are included in operating expenses in the unaudited condensed consolidated statements of operations.

Net Investment in Sales-Type Lease

The Company is a lessor in a sales-type lease arrangement related to land. The Company classifies leases in which it is the lessor at lease commencement as operating, direct financing, or sales-type leases in accordance with ASC 842. The Company’s net investment in the sales-type lease is comprised of (i) a lease receivable measured at the present value of remaining lease payments and (ii) an unguaranteed residual asset and is presented within other current assets and net investment in sales-type lease on the unaudited condensed consolidated balance sheet, as applicable. Interest income on the net investment is recognized over the lease term using the effective interest method and presented as interest income in the unaudited condensed consolidated statements of operations.

Intangible Assets, Net

The Company recognizes an intangible asset as finite-lived if its useful life is limited by legal, contractual, or economic factors. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The amortization period reflects the pattern in which the asset’s economic benefits are consumed. The Company periodically reviews the remaining useful lives of these assets and revises them if a change in estimate is warranted. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted future cash flows. The loss is measured as the excess of the carrying amount over the fair value of the asset. No impairments were recorded during the three and six months ended June 30, 2026 and 2025.

The estimated useful lives of the major classes of intangibles are as follows:

Water rights	15 years
Surface rights	15 years
Saltwater disposal	15 years
Customer contract	13 years
Customer relationships	20 years
Sourced water	25 years

Refer to Note 4 – Acquisitions for further details regarding the Company’s intangible assets.

Internal Use Software

The Company capitalizes certain implementation costs incurred for development and costs incurred for cloud computing software implementations. Costs are primarily comprised of contracted labor and related expenses. Costs are capitalized once the project is defined, funding is committed, and it is determined that the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Cloud computing software implementation costs incurred in a hosting arrangement are capitalized and reported as a component of prepaid expenses and other current assets, and other noncurrent assets. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years. As of June 30, 2026, the Company has capitalized approximately $0.2 million of cloud computing software implementation costs. As of December 31, 2025, the Company had no capitalized cloud computing software implementation costs.

Deferred Offering Costs

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Such costs were deferred until the closing of the IPO, at which time the deferred costs were offset against the offering proceeds, net of any relevant reimbursements of such costs.

As of June 30, 2026, the Company had $8.5 million of deferred offering costs included in shareholders’ and members’ equity on the unaudited condensed consolidated balance sheets, all of which were paid as of June 30, 2026. Total reimbursements paid to a related party in connection with deferred offering costs were approximately $5.3 million for the three and six months ended June 30, 2026. As of December 31, 2025, the Company had capitalized approximately $1.4 million of deferred offering costs.

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

Warrants

As further discussed in Note 6 - Long Term Debt, the Predecessor issued warrants to the lenders under the Predecessor Credit Facility. Each holder received the right to acquire Common Units as set forth in the Warrant Agreement. Warrants for common shares are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain variable share provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its warrants for shares of common stock at each reporting date to determine whether a change in classification between equity and liabilities is required. In April 2025, the Company modified the terms of the outstanding warrants in conjunction with a modification of the Company’s long-term debt, removing a variable settlement feature from the warrants. As a result, the outstanding warrants met the requirements for equity classification under ASC 815-40. Accordingly, on April 14, 2025, the warrants were reclassified from liabilities to additional paid-in capital. Subsequently, as a part of the IPO, 733 of the equity classified warrants were exercised during the second quarter of 2026 and the remaining 167 were forfeited. The exercised warrants resulted in the issuance of 10,379,264 Class B shares. The accounting impact was recorded within members' equity with no changes to cash or liabilities.

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

o
Level 1—Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
o
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
o
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

There were no reclassifications between levels during the three and six months ended June 30, 2026 and 2025.

Fair Value Measurements

Up to the date the warrants were reclassified from liabilities to equity, the fair value of the Company’s liability classified warrants was determined to be de minimis. The valuation of the warrants is considered to be at Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The Company’s non-financial assets, other than those acquired in acquisitions, which consist primarily of property and equipment, right-of-use assets and intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of the warrant liabilities and non-financial assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the unaudited condensed consolidated balance sheets, such as accounts receivable, cash and cash equivalents, and others approximate fair value as of June 30, 2026 and December 31, 2025.

Share-Based Compensation

Restricted Share Units

In connection with the IPO, the Company’s board of directors (the “Board”), adopted a Long-Term Incentive Plan (“LTIP”) for employees, service providers, and directors. The LTIP authorizes up to 13,012,499 Class A shares for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, or substitute awards. On May 20, 2026, the Board authorized the Company’s Chief Executive Officer to grant up to 810,811 restricted stock units (”RSUs”) to current and future employees and service providers of the Company (other than executive officers). Each RSU represents the right to receive one Class A share upon vesting, and the right to receive dividends paid to each Class A shareholder between the grant date and vesting date. RSUs issued to qualifying individuals are recorded on the grant date at fair value. Expense is recognized on a straight-line basis over the requisite service period (the vesting period of the award) as either cost of sales (exclusive of depreciation and amortization) or general and administrative expense in the unaudited condensed consolidated statements of operations. RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive distributions alongside common equity holders of the Company as if the RSUs were granted as of the date of record for said distribution.

IPO Stock-based Awards

On May 15, 2026, in connection with the closing of the IPO, the Company issued a one-time, non-cash stock-based compensation award to certain members of the Company’s management team. In connection with these awards, the Company granted an aggregate of 3,100,001 Class A shares. Based on the IPO price of $18.50 per share, the awards have a grant-date fair value of approximately $57.4 million, subject to tax withholdings. Because the awards were fully vested upon completion of the IPO, the Company recognized the grant-date fair value amount as stock-based compensation expense on the IPO closing date in general and administrative expense in the unaudited condensed consolidated statements of operations.

The Company accounts for all share-based compensation in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”).

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). The Company recognizes revenue when it satisfies the performance obligation to the customer by transferring control over a product or service to the customer.

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

The Company generates all its revenue from its operations in the Permian Basin. The Company has disaggregated its revenue as follows which is based on the nature of the products and services rendered:

o
Resource sales and resource sales - related party: The Company has water rights to obtain water from its constructed water wells within its ranches or acreage. The Company in certain instances may purchase additional water from external sources to supplement its water supply. Water sales involve the sales of the Company’s water to its customers for oil and gas completion activities. Revenue from the sale of water is recognized at a point in time upon delivery to the customer when the performance obligation has been met. Additionally, customers are required to purchase caliche from the Company for the construction of access roads and well pads for which the Company receives a fixed-fee per cubic yard of caliche extracted from our surface acreage. Revenue from the sale of caliche is recognized at a point-in-time when the product is delivered. Revenues associated with resource sales for the three months ended June 30, 2026 and 2025 were approximately $28.2 million and $19.2 million, respectively, and $47.2 million and $24.2 million for the six months ended June 30, 2026 and 2025, respectively. Revenues associated with Resource sales - related party for the three months ended June 30, 2026 and 2025 were zero and $0.5 million, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 11 – Related Party Transactions for more information on related party revenues.
o
Surface use related revenues: Includes surface damage fees, mining revenues, and cattle sales, which are recognized at a point in time upon completion of the respective performance obligations, when the product or service is delivered to the customer. Surface damage fees are earned when the disturbance occurs or restoration services are rendered. Cattle sales are earned through the sale of the Company’s cattle inventory. Revenues associated with Surface use related revenues for the three months ended June 30, 2026 and 2025 were approximately $5.9 million and $3.2 million, respectively, and $9.0 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, the Company leases certain portions of its land to customers. Income from leases, easement rights, and a man camp is recognized over time as performance obligations are satisfied. Lease revenue has been included as part of our surface use related revenues in the unaudited condensed consolidated statements of operations. Lease revenues for the three months ended June 30, 2026 and 2025 were approximately $0.1 million and less than $0.1 million, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

o
Surface use royalties and surface use royalties - related party: The Company receives a royalty based on a percentage of gross revenue derived from the use of land and/or volumetric use of infrastructure installed on the Company’s land in exchange for rights of use of the Company’s land, one-time or annual payments and additional fees at each renewal period. The Company typically receives royalties from such operations throughout the lifecycle of customers’ activities on Company land. Surface use royalties include royalties from certain saltwater disposal wells (“SWDs”) on and off ranches and lease payments with a base rate from use of our subsurface pore space, third-party sales of recycled water, development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements. The Company recognizes royalty revenues when the performance obligations are met, which is based on volumes and / or the Company’s contractual royalty percentage. Certain contracts with related parties under which the Company receives a royalty percentage for the use of the Company’s infrastructure include variable consideration that is dependent upon infrastructure usage or volumes and is typically constrained at the inception of the agreement but is resolved when the actual usage or volumes are known. The payments are typically received one or two months following the month of production. An accrual is made based on historical or estimated basis of the royalty and contract prices for amounts earned but not yet paid. Revenues associated with surface use royalties for the three months ended June 30, 2026 and 2025 were approximately $1.4 million and $1.0 million, respectively, and $2.2 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. Revenues associated with surface use royalties - related party for the three months ended June 30, 2026 and 2025 were approximately $6.0 million and zero, respectively, and $6.0 million and zero for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 11 – Related Party Transactions for more information on related party revenues.

The Company evaluates the nature of its contracts and uses judgment primarily in assessing when performance obligations are satisfied. Payment terms do not include significant financing.

In some instances, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized within Deferred revenue in our unaudited condensed consolidated balance sheets. The following table shows a summary of deferred revenue activity:

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning balance	$627	$175
Payment received/accrued and deferred	25	31
Revenue recognized during the period	(450)	(64)
Ending balance	$202	$142

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

The Company had significant concentrations in revenue from the following significant customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	18%	16%	14%	22%
Customer B	15%	20%	19%	17%
Customer C	13%	18%	12%	14%
Customer D	12%	*	*	*
Customer E	*	11%	*	12%

* Below 10%

The Company had significant concentrations in accounts receivable from the following significant customers:

	June 30, 2026	December 31, 2025
Customer A	45%	*
Customer B	16%	15%
Customer C	11%	23%
Customer D	*	15%
Customer E	*	14%
Customer F	*	12%

* Below 10%

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for supplies, services, and supplemental water sourcing. The Company is dependent on the ability of its suppliers to provide equipment, products, and services on a timely basis and on favorable pricing terms. Major suppliers are defined as those comprising more than 10% of the Company’s cost of sales and accounts payable.

The Company had concentrations of major suppliers within cost of sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplier A	32%	12%	33%	11%
Supplier B	12%	*	*	*
Supplier C	*	*	11%	*
Supplier D	*	34%	*	35%
Supplier E	*	10%	*	*

The Company had concentrations of major suppliers within accounts payable as follows:

	June 30, 2026	December 31, 2025
Supplier A	40%	*
Supplier B	20%	*
Supplier C	13%	*
Supplier D	*	15%
Supplier E	*	34%

* Below 10%

Debt Issuance Costs

The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, advisory and accounting fees. Debt issuance costs associated with term loans are amortized over the term of the related loan using the effective interest method and are classified as a reduction of long term debt. The Company’s debt issuance costs associated with revolving credit facilities are amortized on a straight-line basis and presented within other non-current assets on the consolidated balance sheets. Debt issuance cost amortization is included in interest expense. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are charged off in the period in which such an event occurs.

Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state corporate income taxes. The Company had no activity or holdings prior to the IPO. U.S. federal income tax expense (benefit) included in the consolidated statements of operations is calculated primarily based on the Company's share of net income (loss) of OpCo, which is taxed as a partnership. State income tax expense (benefit) included in the consolidated statements of operations is primarily related to the Company’s share of OpCo’s income taxed in New Mexico and the Texas Franchise Tax liability applicable to the Company and OpCo on a consolidated basis. In addition, two of OpCo’s subsidiaries, Desert Ram South, Inc. (“Desert Ram South”) and Desert Ram South Ranch, Inc. (“DRSR”), are corporations subject to federal and state income tax. These two subsidiaries cannot file a consolidated federal income tax return with the Company and thus the Company calculates a separate income tax provision based on the subsidiaries own operations. The subsidiaries are included in the Company’s consolidated Texas Franchise Tax return.

Prior to the IPO, the Predecessor was treated as a partnership for US federal income tax purposes and therefore has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the IPO. Two of Predecessor’s subsidiaries, Desert Ram South and DRSR were corporations subject to federal and state income tax. Subsequent to the IPO, OpCo is treated as a partnership for U.S. federal income tax purposes, and as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and taxable income (loss) of OpCo is reported in the respective tax returns of its members.

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

The income tax provision reflects the full benefit of all positions that have been taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of June 30, 2026 and 2025, the Company did not have any uncertain tax positions. Desert Ram South and DRSR’s tax filings for 2022 through 2025 are subject to audit by the federal and state taxing authorities in jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.

Earnings (Loss) Per Share Attributable to EagleRock

The Company uses the two-class method in the computation of earnings per share. The Company’s RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive a non-forfeitable cash amount equal in value to dividends paid with respect to a specified number of shares and are contemplated as participating when the Company is in a net income position. These awards participate in dividend equivalents on a basis equivalent to other Class A shares.

Basic earnings (loss) per share (“EPS”) of Class A shares is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for the convertible Class B shares. The Company uses the treasury stock method or two-class method when evaluating dilution for RSUs. The more dilutive of the two methods is included in the calculation for diluted EPS.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2025, we retrospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 8 – Income Taxes.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 and does not change its underlying disclosure requirements. ASU 2024-03 requires tabular disclosure of specified natural expenses within certain income statement expense captions, a qualitative description of amounts not separately disaggregated and disclosure of our definition and total amount of selling expenses. The Company plans to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s consolidated financial statements as it modifies disclosure requirements only.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which includes updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. The Company plans to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

3.
Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Depreciable property, plant and equipment
Furniture and fixtures	$52	$240
Vehicles	981	886
Buildings	1,191	388
Leasehold improvements	6,044	2,076
Machinery and equipment	72,897	29,162
Pipelines and pits	64,106	3,768
Total depreciable property, plant and equipment, gross	145,271	36,520
Accumulated depreciation	(6,764)	(4,120)
Total depreciable property, plant and equipment, net	138,507	32,400
Non-depreciable property, plant and equipment
Land	225,783	23,154
Construction in progress	4,757	32
Construction deposit	8,850	—
Total non-depreciable property, plant and equipment	239,390	23,186
Total property, plant and equipment, net	$377,897	$55,586

All property and equipment are held and used in the United States. Depreciation expense for property, plant, and equipment for the three months ended June 30, 2026 and 2025 was approximately $2.2 million and $1.0 million, respectively, and $3.3 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

4.
Acquisitions

Pitcock Ranch Land Acquisition

On June 17, 2026, Shallow Valley EagleRock Holdco, LLC, a wholly owned subsidiary of OpCo, acquired approximately 642.8 fee surface acres and the related water-handling accessories from Jerrod Pitcock, an individual (the “Pitcock Ranch Land Acquisition”), for total cash consideration of approximately $2.0 million. The transaction was funded with cash on hand, and no third-party or related-party debt was incurred in connection with the Pitcock Ranch Land Acquisition.

The Company accounted for the Pitcock Ranch Land Acquisition as an asset acquisition under ASC 805, Business Combinations (“ASC 805”), having determined under the screen test that substantially all of the fair value of the gross assets acquired was concentrated in the acquired fee surface acreage and affixed accessories, a single identifiable asset, such that the acquired set did not meet the definition of a business. Under the cost accumulation model, the total cost of the acquisition was allocated to the assets acquired based on their relative estimated fair values as of the acquisition date, resulting in a recognition of $2.0 million within property, plant and equipment. No goodwill was recognized and no liabilities were assumed. The estimated fair value of the acquired land was determined using a market approach based on observable market data for comparable surface acreage in the region, which the Company considers a Level 2 input within the fair value hierarchy under ASC 820, Fair Value Measurement (“ASC 820”). Fair value estimates involve significant assumptions and judgment.

DE Flow Contribution and Shallow Valley Contribution

On May 15, 2026, as part of the IPO, Double Eagle contributed its interests in DE Flow, including the integrated water infrastructure system in the Midland Basin (the “DE Flow System”) and approximately 882 surface acres, to OpCo (the “DE Flow Contribution”), and the Shallow Valley Owners contributed their interests in the entities that own the Shallow Valley Ranch, including approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo (the “Shallow Valley Contribution”). The DE Flow Contribution and Shallow Valley Contributions provide the Company with a significant increase in total surface acreage as well as water infrastructure assets that both expand the Company's operating footprint and revenue-generating asset base. The DE Flow Contribution and the Shallow Valley Contribution were accounted for as business combinations under ASC 805, with the purchase price allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of the acquired intangibles, which were estimated utilizing a discounted cash flow model. These methods are considered Level 3 fair value estimates and include significant assumptions of future revenues and cost estimates, discounted using weighted average cost of capital for industry peers. The most significant input to the valuation was the weighted average cost of capital of 9.0%. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

The purchase accounting for the DE Flow Contribution and Shallow Valley Contribution is considered preliminary. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the valuation of property, plant and equipment, intangible assets, and goodwill. Additionally, identifiable intangible assets, liabilities, and transaction consideration, may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of May 15, 2026. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The total transaction consideration attributable to the DE Flow Contribution was approximately $988.6 million, comprised of 45,873,930 OpCo Units at fair value of $21.55 per OpCo Unit as of May 15, 2026. The total transaction consideration attributable to the Shallow Valley Contribution was approximately $455.4 million, comprised of 21,134,331 OpCo Units at fair value of $21.55 per OpCo Unit as of May 15, 2026.

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. A total of $467.4 million and $175.9 million in goodwill was attributed to the DE Flow Contribution and the Shallow Valley Contribution, respectively. The goodwill was primarily attributable to additional profitability and other synergies.

Revenues and operating income before taxes from DE Flow for the period from May 15, 2026 through June 30, 2026 amounted to approximately $5.1 million and $0.2 million, respectively. Revenues and operating income before taxes from the Shallow Valley Ranch for the period from May 15, 2026 through June 30, 2026 amounted to approximately $1.4 million and $0.5 million, respectively.

The following table summarizes the preliminary allocation of the purchase price at the date of acquisition for the DE Flow Contribution:

(in thousands)
Purchase price, net	$988,583
Fair value of total consideration transferred	$988,583

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant and equipment	78,175
Intangible assets	454,063
Asset retirement obligations	(2,642)
Reimbursement payable	(8,418)
Goodwill	467,405
Net assets acquired	$988,583

Intangible assets acquired include customer contracts and customer relationships. See Note 2 – Summary of Significant Accounting Policies for further information.

The following table summarizes the preliminary allocation of the purchase price at the date of acquisition for the Shallow Valley Contribution:

(in thousands)
Purchase price, net	$455,445
Fair value of total consideration transferred	$455,445

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant and equipment	244,872
Other noncurrent assets	1,499
Intangible assets	40,285
Reimbursement payable	(7,076)
Goodwill	175,865
Net assets acquired	$455,445

Intangible assets acquired include source water. See Note 2 - Summary of Significant Accounting Policies for further information.

Intrepid Acquisition

On April 1, 2026, the Predecessor acquired assets, including approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC (the “Intrepid Acquisition”) for total consideration of approximately $70.0 million, of which $8.0 million was paid in December of 2025. The transaction was funded with related party debt resulting in additional term loan principal of $70.0 million and associated debt discount and debt issuance costs of approximately $2.4 million, with a maturity date of December 31, 2027. The assets acquired in the Intrepid Acquisition were retained by Hydrosource in the Hydrosource Distribution and therefore were not contributed to the Company in connection with the IPO. Refer to Note 1 – The Company – Hydrosource Distribution for more information on the Hydrosource Distribution. Refer to Note 14 – Subsequent Events for more information regarding the Intrepid Assets.

Accelerated Acquisition

On April 14, 2025, the Company acquired 100% of the equity interests in Accelerated Water Resources, LLC (“Accelerated”) from Basin Properties, LLC and NGL Water Solutions Permian, LLC (the “Accelerated Acquisition”) in exchange for cash. In connection with the Accelerated Acquisition, the Company acquired two ranches with an aggregate of approximately 72,000 acres consisting of fee acreage and leased acres. The Accelerated Acquisition was financed through long-term debt. The Accelerated Acquisition compliments the Company’s business by increasing the total acres owned by the Company and resource sales and royalties from water, caliche and other royalties from saltwater disposal.

The transaction was accounted for as a business combination under ASC 805, with the purchase price allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of the acquired intangibles, which were estimated utilizing a discounted cash flow model. These methods are considered Level 3 fair value estimates and include significant assumptions of future revenues and cost estimates, discounted using weighted average cost of capital for industry peers. The most significant input to the valuation was the weighted average cost of capital of 20%. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

The following table summarizes the allocation of the purchase price at the date of acquisition:

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

Pro Forma Financial Information

The following unaudited summary financial information for the three and six months ended June 30, 2026 as well as the three and six months ended June 30, 2025 gives effect to the DE Flow Contribution, the Hydrosource Distribution, the Shallow Valley Contribution, and the Accelerated Acquisition as if they had been completed on January 1, 2025. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the DE Flow Contribution, the Hydrosource Distribution, the Shallow Valley Contribution, and the Accelerated Acquisition and related financing occurred on the date noted above, nor is it indicative of future results. The operations related to the DE Flow Contribution and the Shallow Valley Contributions were included in the Company’s results as of May 15, 2026, and the operations related to the Accelerated Acquisition were included in the Company’s results as of April 14, 2025.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2026
Total revenue	$49,567	$84,905
Net income (loss)	$(36,683)	$(26,646)

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Total revenue	$38,132	$80,936
Net income (loss)	$(64,190)	$(42,311)

5.
Intangible Assets

The following table identifies the weighted average useful lives by class of intangible asset:

Weighted Average Remaining Useful Life (in years)
Water rights	13.4
Surface rights	13.4
Saltwater disposal rights	13.8
Customer contract	12.9
Customer relationship	19.9
Sourced water	24.9

Definite lived intangible assets are comprised of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Water rights	$136,166	$(14,322)	$121,844	$136,166	$(9,783)	$126,383
Surface rights	60,550	(6,546)	54,004	60,550	(4,528)	56,022
Saltwater disposal rights	9,300	(775)	8,525	9,300	(465)	8,835
Customer contract	404,457	(4,006)	400,451	—	—	—
Customer relationships	49,605	(319)	49,286	—	—	—
Sourced water	40,285	(207)	40,078
Total	$700,363	$(26,175)	$674,188	$206,016	$(14,776)	$191,240

Amortization expense for the three months ended June 30, 2026 and 2025, for intangible assets, which include permits, water rights, surface rights, customer contracts and customer relationships was approximately $8.1 million and $3.4 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $11.5 million and $4.6 million, respectively.

Estimated remaining amortization expense for the future periods is expected to be as follows:

(in thousands)
Year Ending December 31,
Remainder of 2026	$23,441
2027	48,938
2028	48,938
2029	48,938
2030	48,938
Thereafter	454,995
Total future amortization	$674,188

6.
Long Term Debt

Predecessor Credit Facility

On April 4, 2024, certain subsidiaries of the Predecessor entered into a 5-year financing agreement that included a $72.0 million term loan (the “First Term Loan”) and a revolving credit facility with a maximum borrowing base of $5.0 million, both of which mature on April 4, 2029 (as amended, the “Predecessor Credit Facility”). The Predecessor Credit Facility is fully and unconditionally guaranteed by the Company. Borrowings under the Predecessor Credit Facility bear interest at the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.0% - 8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. Additionally, a commitment fee of 0.5% applies to undrawn amounts on the revolving credit facility. Borrowings under the Predecessor Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Principal amounts borrowed under the Predecessor Credit Facility may be repaid early with prepayment penalties varying by year, beginning at 3% and stepping down annually to 1% in the fifth year of the Predecessor Credit Facility. Any principal amounts outstanding on the maturity date, April 4, 2029, become due and payable on such date.

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

The Company assessed the debt amendment and modified April 2024 Warrants under ASC 470‑50 and concluded that the terms of the new debt are substantially different from the old debt (including the present value of cash flows test exceeding 10%), resulting in extinguishment accounting. Accordingly, the Company derecognized the carrying amount of the old debt and recognized an estimated loss on extinguishment of approximately $70.0 million, which reflects the difference between the carrying amount of the exchanged debt (including unamortized discounts and deferred financing costs of approximately $2.8 million) and the fair value of the new debt, plus fees paid to lenders of approximately $5.6 million and incremental value transferred to the warrantholders of approximately $17.6 million. The $44.1 million premium associated with the debt is primarily attributable to the related party nature of the debt, resulting in a higher interest rate over current market rates. This premium was amortized over the remaining term of the Predecessor Credit Facility utilizing an effective interest rate of approximately 8.2% until it was extinguished during the second quarter of 2026.

The Company evaluated the prepayment features embedded in the Predecessor Credit Facility which require the debt to be prepaid upon the occurrence of certain events, including specified asset sales and changes in control, under ASC 815, Derivatives and Hedging (“ASC 815”). These features represent embedded derivatives that are not clearly and closely related to the host debt. However, the Company has concluded that these embedded derivatives have no fair value at December 31, 2025, and therefore no separate embedded derivative liability has been recorded in the accompanying condensed consolidated financial statements.

The Predecessor Credit Facility interest rate was 12.4% as of December 31, 2025.

On April 1, 2026, the Predecessor amended the Predecessor Credit Facility, resulting in a $70.0 million incremental term loan and associated debt discount and debt issuance costs of approximately $2.4 million (the “Intrepid Term Loan”), with a maturity date of December 31, 2027. The Intrepid Term Loan requires quarterly principal payments (1.25% of original principal) beginning on December 31, 2026. Prepayment of the Intrepid Term Loan is allowed; however, in the case of a partial prepayment, such partial prepayment must first be applied to the First Term Loan and the Second Term Loan before it can be applied to the Intrepid Term Loan. The Intrepid Term Loan bears interest at SOFR, plus the applicable margin or certain reference rate, which is set at 8.25%-8.75% depending on the applicable leverage ratio for the most recent four consecutive quarters. The Predecessor evaluated the amendment and concluded the change in terms did not result in a significant change in the economics of the debt and thus will be accounted for as a debt modification and not an extinguishment of the debt. As such, the related financing costs of $2.1 million will be recorded as additional debt issuance costs and will be amortized over the term of the Predecessor Credit Facility. Additionally, $0.3 million of third party fees will be capitalized. In connection with the Hydrosource Distribution, the Intrepid Term Loan was distributed to Hydrosource Midstream. As such, the Intrepid Term Loan was never an obligation of the Company. Refer to Note 1 – The Company – Hydrosource Distribution for more information on the Hydrosource Distribution.

On June 3, 2026, the Company repaid in full all outstanding borrowings under the Predecessor Credit Facility with a cash payment of approximately $269.1 million, funded with proceeds from the IPO. The payment consisted of approximately $258.1 million of outstanding principal, a prepayment premium of approximately $10.6 million, and approximately $0.4 million of accrued interest and fees.

The Company accounted for the repayment as an extinguishment of debt under ASC 470‑50. At the date of repayment, the debt had a net carrying amount of approximately $289.0 million, including approximately $30.9 million of unamortized debt issuance premium, which was derecognized. The Company recognized a pre‑tax gain on extinguishment of approximately $20.3 million, measured as the excess of the net carrying amount over the reacquisition price of approximately $268.7 million (principal plus prepayment premium). The prepayment premium was treated as part of the reacquisition price and reduced the gain rather than being recognized as interest expense; accrued interest of approximately $0.4 million was recognized as interest expense through the repayment date.

EagleRock Credit Facility.

On May 4, 2026, OpCo entered into a credit agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Effective Date (as defined in the Credit Facility) of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%.

The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and customary events of default. As of June 30, 2026, the Credit Facility was undrawn, with no letters of credit outstanding. The Company was in compliance with all covenants as of June 30, 2026.

The outstanding balance on long-term debt is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Term loan	$—	$258,610
Revolving line-of-credit	—	7,000
Total debt	—	265,610
Debt premium (discount) and issuance costs, net	—	35,057
Total debt, net	—	300,667
Current portion of long-term debt	—	(6,038)
Long-term debt	$—	$294,629

The Level 3 fair value of long-term debt as of December 31, 2025 was approximately $330.0 million. The disclosed fair value of debt is determined primarily utilizing an income approach.

For the three months ended June 30, 2026, the total interest expense related to long-term debt was approximately $5.1 million, inclusive of $6.6 million of coupon interest expense, net of amortization of net debt premiums and issuance costs of approximately $1.5 million. Interest expense for the six months ended June 30, 2026 was comprised of approximately $14.9 million of coupon interest and net amortization of debt premium and issuance costs of $4.0 million. For the three months ended June 30, 2025, interest expense related to long-term debt of approximately $6.1 million includes approximately $8.2 million of coupon interest and amortization of debt discounts and issuance costs of approximately $2.1 million. Interest expense for the six months ended June 30, 2025 was comprised of approximately $10.7 million of coupon interest and net amortization of debt premium and issuance costs of $2.0 million.

As of June 30, 2026 there was approximately $200.0 million of available borrowing capacity related to the Credit Facility. As of December 31, 2025, there was approximately $0.5 million of available borrowing capacity related to the Predecessor Credit Facility.

7.
Leases

The Company has operating leases primarily for vehicles. Prior to the Corporate Reorganization, the Predecessor subleased a portion of a corporate office, for which the Predecessor received monthly payments, which have been netted with lease costs in the unaudited condensed consolidated statements of operations and related disclosures. Sublease income recorded within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 totaled less than $0.1 million. The operating lease liabilities are included in Short-term lease liability and Long-term lease liability in the unaudited condensed consolidated balance sheets. Lease costs and other information related to operating leases are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Lease Cost
General & administrative expense	$304	$235	$188	$113

Total lease cost	$304	$235	$188	$113

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$307	$347	$143	$172

Lease terms and discount rates are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	6.6 years	2.9 years
Weighted-average discount rate:
Operating leases	5.9%	9.1%

As of June 30, 2026, the future minimum payments under the lease are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
Remainder of 2026	$(168)
2027	342
2028	322
2029	276
2030	269
Thereafter	836
Total future minimum lease payments	$1,877
Less: Interest	(391)
Present value of lease liabilities	$1,486

Corporate Office Lease

In June 2026, the Company entered into a 7.5-year operating lease for approximately 6,251 square feet of corporate office space in Houston, Texas, commencing upon delivery of the premises in June 2026 and expiring December 31, 2033. The premises are being built out as the Company’s permanent corporate office and are expected to be available for occupancy in January 2027, with rent payments beginning January 2027. The lease contains a five-year renewal option that the Company is not reasonably certain to exercise and provides a tenant improvement allowance of approximately $0.3 million. At commencement, the Company recognized an operating lease right-of-use asset of approximately $1.2 million and an operating lease liability of approximately $1.2 million, using an incremental borrowing rate of 5.75% derived from the Company’s senior secured revolving credit facility. The tenant improvement allowance is accounted for as a reduction of lease payments in measuring the operating lease liability. Fixed lease cost is recognized on a straight-line basis over the lease term; the Company’s pro rata share of building operating costs is recognized as variable lease cost as incurred.

Surface Lease

In 2025, the Company entered into a commercial real estate surface lease agreement with a third-party commercial real estate development company for approximately 6.86 acres of land for the development of a commercial convenience store. The agreement has a total term of up to 60 years, including two extension options. Payments under the lease commenced in the second quarter of 2026. Upon completion of construction during the first quarter of 2026, management determined the lease met the criteria to be classified as a sales-type lease because the present value of fixed and determinable future payments exceeded the fair value of the associated land. As such, the Company derecognized the land and recognized a net investment in the lease, resulting in a $3.3 million gain on net investment in sales-type lease within the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026.

8.
Income Taxes

The Company utilized a discrete effective tax rate method, as allowed by ASC 740, Income Taxes (“ASC 740”) to calculate taxes for the three and six months ended June 30, 2026. The Company determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate (”AETR”), and therefore, the AETR method would not provide a reliable estimate. The Company utilized an estimated annual effective rate for the three and six months ended June 30, 2025.

The Company’s income tax expense (benefit) for the three and six months ended June 30, 2026 was $(0.1) million and $0.2 million, respectively, resulting in an effective tax rate of 0.2% and (0.4)%, respectively. The effective tax rate differs from the U.S. federal statutory rate due to income attributable to noncontrolling interest, income attributable to nontaxable entities, nondeductible stock compensation and changes in the valuation allowance.

The Company had an immaterial amount of income tax expense for the three and six months ended June 30, 2025, resulting in an effective tax rate of (0.0)% and (0.0)%, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent due to income attributable to nontaxable entities.

OpCo and the majority of its subsidiaries are limited liability companies treated as partnerships or disregarded entities for U.S. federal income tax purposes and, therefore, have not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements for periods prior to the IPO does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during those periods. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to OpCo’s members, including the Company, and any taxable income of OpCo is reported in the respective tax returns of its members. Two of OpCo’s subsidiaries were taxed as corporations both before and after the IPO and thus income tax expense has been recorded prior to and after the IPO.

The Company has a full valuation allowance recorded against its net deferred tax assets. Desert Ram South has recorded a deferred tax liability related to its taxable temporary differences. As the Company’s legal entity structure does not permit Desert Ram South to file a consolidated federal income tax return with the Company, the Company’s deferred tax assets may not be offset against Desert Ram South’s deferred tax liability.

9.
Shareholders’ and Members’ Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the Second Amended and Restated Company Agreement of the Company, dated as of May 15, 2026. To the extent the Company pays any cash dividends on its Class A shares, under the terms of its organizational documents, Class B shares are not entitled to participate in any dividends the Board may declare.

As part of the IPO, 4,560,688 Class B shares (and a corresponding number of OpCo Units) were exchanged for Class A shares. No other Class B shares were redeemed for Class A shares through June 30, 2026.

Predecessor Members’ Equity

Prior to the IPO, the Predecessor was governed by its Third Amended and Restated Limited Liability Company Agreement, dated July 25, 2025 (the “Prior LLC Agreement”), which amended and restated the prior operating agreements in their entirety. The Predecessor’s equity consisted of common units representing limited liability company interests in the Predecessor held by its members, together with warrants exercisable for common units held by its warrant holders. The common units were generally consistent with ordinary equity interests. The Prior LLC Agreement authorized 2,095.68 common units, of which 1,195.23 were issued and outstanding to the members and 900.45 were issuable upon exercise of the outstanding warrants. For all economic and income tax purposes, each warrant holder was treated under the Prior LLC Agreement as if its warrants had been exercised in full and it held the underlying common units. Distributions of available cash (including tax distributions and liquidating distributions) were made to the members and warrant holders in accordance with the terms of the Prior LLC Agreement, at such times as determined by the board of managers or as requested by a majority in interest of the members; provided that side letter obligations were deducted from the distributions otherwise payable to the non-warrant members. Unlike an entity with no restrictions on distributions, distributions by the Predecessor were subject to the covenants and restrictions contained in its loan agreements and to the approval rights held by the warrantholders under the Prior LLC Agreement. A separate capital account was maintained for each member, adjusted for capital contributions made by, and distributions paid to, such member and for such member’s allocable share of the Predecessor’s profits, losses, and other items of income, gain, loss, and deduction, which were allocated among the members in accordance with the Prior LLC Agreement.

10.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted Share Units	$4,088	$—	$4,088	$—
IPO Stock-based Awards	57,350	—	57,350	—
Total share-based compensation expense	$61,438	$—	$61,438	$—

Restricted Share Units

Under the LTIP, participants were granted RSUs which are subject to graded vesting generally ranging from one to three years. The RSUs were determined to be equity-classified awards. The fair value of the RSUs is based on the Company’s Class A share price on the date of grant, with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the six months ended June 30, 2026 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	664,865	22.52
Forfeited	—
Vested	(135,136)	20.46
Outstanding at June 30, 2026	529,729	$23.04

As of June 30, 2026, remaining unrecognized compensation expense for the RSUs was $10.9 million which the Company expects to recognize over a weighted average remaining period of approximately 1.1 years.

IPO Stock-based Awards

Upon completion of the IPO, certain members of the Company’s management were granted Class A shares. The IPO stock-based awards were determined to be equity-classified awards.

A summary of the IPO stock-based awards during the six months ended June 30, 2026 is shown in the following table:

	IPO Stock-based Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	3,100,001	18.50
Forfeited	—	—
Vested	(3,100,001)	18.50
Outstanding at June 30, 2026	—	$—

As of June 30, 2026, there was no remaining unrecognized compensation expense for the IPO stock-based awards.

11.
Related Party Transactions

DE Flow WSMA

On May 15, 2026, concurrently with the IPO, OpCo entered into the Water System Management Agreement (the “DE Flow WSMA”) with DE Flow and DEF Operating, LLC (“DEF Operating”), both affiliates of Double Eagle. The DE Flow WSMA governs revenue arrangements with respect to the DE Flow System. The initial term of the DE Flow WSMA is 10 years. Pursuant to the terms of the DE Flow WSMA, OpCo is entitled to a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating, and a minimum annual royalty of $40.0 million for the first five years of the initial term and $10.0 million for the last five years of the initial term. The DE Flow WSMA is supported by an acreage dedication of up to approximately 70,000 acres related to the Company’s Midland Basin water infrastructure assets. For the three and six months ended June 30, 2026, the Company recognized $5.1 million in revenue from the DE Flow WSMA. The Company did not recognize any revenue related to the DE Flow WSMA in the three or six months ended June 30, 2025. As of June 30, 2026, the Company had $5.1 million of accounts receivable related to the DE Flow WSMA. The Company evaluated the DE Flow WSMA in accordance with ASC 842, and determined that the agreement was not in the scope of ASC 842, as the agreement does not grant DEF Operating the right to control the use of an identified asset for a period of time in exchange for consideration.

Hydrosource Recycling Agreement

On May 15, 2026, concurrently with the IPO, OpCo entered into the Produced Water Recycling Rights Agreement (the “Hydrosource Recycling Agreement”) with Hydrosource and Hydrosource Midstream. The Hydrosource Recycling Agreement governs royalty revenue arrangements with respect to recycled water activities on the Company’s land. Pursuant to the terms of the Hydrosource Recycling Agreement OpCo is entitled to (i) an initial term of 10 years, (ii) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold on the Company’s land by Hydrosource less applicable taxes, (iii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off the Company’s land (for a two year period from the effective date of the agreement), (iv) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across the Company’s land solely for purposes of transit to a facility located outside of the Company’s land, (v) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to the Hydrosource Recycled Water Supply Agreement, (vi) Hydrosource’s payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on the Company’s land, (vii) a five-year minimum royalty commitment of $5.0 million per year and (viii) Hydrosource’s two-year exclusive option to develop a solid waste facility on the Company’s land. For the three and six months ended June 30, 2026, the Company recognized $0.9 million in revenue from the Hydrosource Recycling Agreement. The Company did not recognize any revenue related to the Hydrosource Recycling Agreement in the three or six months ended June 30, 2025. The Company evaluated the Hydrosource Recycling Agreement in accordance with ASC 842, and determined that the agreement was not in the scope of ASC 842, as the agreement does not grant Hydrosource the right to control the use of an identified asset for a period of time in exchange for consideration.

Other

Subsequent to the IPO, the Company transacted with a related party where the related party sold water to companies engaged in E&P activities on the acreage acquired in the Shallow Valley Contribution. The Company reimbursed the related party for costs incurred and received revenue for the water sold. During the three months ended June 30, 2026, the Company earned less than $0.1 million from the related party for water sales, and incurred less than $0.1 million in related party cost of sales. As of June 30, 2026, the Company owed the related party less than $0.1 million. The Company did not transact with the related party in the three or six months ended June 30, 2025.

Both prior to and subsequent to the IPO, the Company transacted with a related party for water treatment services where the related party acted as the contractor providing treated water services to the Company and in certain instances purchased water from the Company. The Company recognized zero and $0.1 million of related party revenues for the three and six months ended June 30, 2026, respectively. The Company recognized $0.5 million and $0.5 million of related party revenues for the three and six months ended June 30, 2025, respectively. The Company incurred related party cost of sales relating to water treatment services of approximately $2.5 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $5.4 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company incurred zero and less than $0.1 million of miscellaneous related party general and administrative expenses for the three and six months ended June 30, 2026, respectively. The Company incurred approximately $0.2 million and $0.2 million of miscellaneous related party general and administrative expenses for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had no receivables from the related party. As of June 30, 2026 and December 31, 2025 the Company had zero and $2.7 million due to the related party, respectively.

In connection with the IPO, the Company recorded related party accounts payable of $15.4 million related to the reimbursement of certain capital expenditures agreed upon under the terms of the DE Flow Contribution and Shallow Valley Contribution. As of June 30, 2026, the Company had $15.6 million payable to the related parties.

In connection with the Hydrosource Distribution, the Company recorded related party accounts receivable and accounts payable for settlement of allocated balances through the date of the Hydrosource Distribution. As of June 30, 2026, the Company had approximately $19.5 due to the related party and approximately $6.9 due from the related party.

During the six months ended June 30, 2025, the Predecessor reimbursed a member related to the purchase of property, plant and equipment in the amount of $0.1 million.

For the six months ended June 30, 2025, the Predecessor incurred approximately $0.1 million in transportation service costs with an entity in which a director holds an indirect equity interest.

In 2025, the Predecessor amended its Amended and Restated Limited Liability Company Agreement to increase the number of seats on the board of managers, two of which were designated for representatives of lenders under the Predecessor Credit Facility. This amendment granted such lenders board representation and enhanced governance rights with respect to the Company. As a result, the lenders are considered related parties, and the Predecessor classified the Predecessor Credit Facility as long-term debt - related party and the related warrants as warrants - related party in the unaudited condensed consolidated financial statements.

There were no other significant transactions or balances with related parties for the three and six months ended June 30, 2026 and 2025. Refer to Note 14 – Subsequent Events for more information regarding related party transactions.

12.
Earnings Per Share

The Company’s RSUs are deemed to be participating securities; therefore, the Company applies the two-class method for the calculation of basic EPS for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

The Company determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of the change to our capital structure as part of the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the period from May 15, 2026 to June 30, 2026, which represents the period subsequent to the IPO.

Period from May 15, 2026 to June 30, 2026
Numerator
Net income (loss) subsequent to IPO	(39,797)
Less: Net income (loss) attributable to noncontrolling interest	(32,235)
Net income (loss) attributable to EagleRock Land, LLC	(7,562)

Denominator
Weighted average shares outstanding	26,374,967

Net income (loss) per Class A share, basic and dilutive	$(0.29)

For the period from May 15, 2026 through June 30, 2026, 105,164,311 Class B shares were evaluated under the if-converted method and weighted average RSUs of 135,136 were evaluated under the treasury stock method for potentially dilutive effects. The Class B shares and RSUs were determined to be anti-dilutive for the period presented due to the Company being in a net loss position for the period presented, and have therefore been excluded from the computation of diluted net loss per share.

13.
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

14. Subsequent Events

Long Term Incentive Plan. On July 9, 2026, the Board authorized the Company’s Chief Executive Officer to grant up to an additional 405,405 restricted stock units (“RSUs”) to current and future employees and service providers of the Company (other than executive officers). As of August 13,2026, 1,216,216 restricted stock units have been authorized under the LTIP. As of August 13, 2026, 954,045 RSUs have been granted to certain non-executive employees and service providers under the LTIP.

IPO Bonus Settlement. In July 2026, the Company issued 1,899,571 Class A shares to certain members of management in settlement of 3,100,001 previously granted shares, net of 1,200,430 shares withheld to satisfy employee tax withholding obligations. In connection with the settlement, the Company paid $27.8 million in cash for tax withholding obligations, of which $1.0 million related to employer payroll taxes and $26.8 million was recorded as a reduction to additional paid-in capital.

Related Party Transactions. On August 3, 2026 and August 4, 2026, the Company paid approximately $8.4 million and $7.3 million, respectively, toward the reimbursement payable to certain related parties in connection with the DE Flow Contribution and Shallow Valley Contribution. The amount paid in connection with the Shallow Valley Contribution was inclusive of an additional $0.3 million due to the related party as of August 3, 2026. Additionally, on July 10, 2026, the Company paid approximately $9.0 million to a related party to settle allocated balances related to Hydrosource Distribution.

EagleRock-Intrepid Acquisition. On August 10, 2026, the Company acquired from Hydrosource, a related party, the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.2 million (the “EagleRock-Intrepid Acquisition”). The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million. Based on its preliminary assessment, the Company expects that substantially all of the fair value of the gross assets acquired will be concentrated in a single identifiable asset or group of similar identifiable assets and, accordingly, that the EagleRock-Intrepid Acquisition will be accounted for as an asset acquisition rather than a business combination. The Company has not completed this assessment, and its final determination may differ. Total consideration, including direct transaction costs that will be capitalized as a component of the cost of the assets acquired, will be allocated to the individual assets acquired on the basis of their relative fair values. Because the EagleRock-Intrepid Acquisition is expected to be accounted for as an asset acquisition, no goodwill will be recognized. The Company has not yet completed its determination of the relative fair values of the assets acquired and expects to complete that determination in connection with the preparation of its financial statements for the third quarter of 2026. Because the EagleRock-Intrepid Acquisition closed after June 30, 2026, the assets acquired and the related borrowings are not reflected in the Company's condensed consolidated balance sheets as of June 30, 2026. The EagleRock-Intrepid Acquisition and the related borrowings will be initially recorded in the Company's condensed consolidated financial statements for the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from those contained in our forward-looking statements. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

The historical financial information prior to May 15, 2026 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of the Predecessor and does not give pro forma effect to the DE Flow Contribution, the Shallow Valley Contribution, the Up-C Reorganization (as defined herein), or the IPO (as defined herein), each of which is described further below. Each of the DE Flow Contribution, the Shallow Valley Contribution, the IPO and the other transactions in the Corporate Reorganization (as defined herein) is reflected in the historical financial information in this ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its respective date of completion.

Overview

We are a land management company that owns or controls approximately 286,000 acres in the heart of the Delaware and Midland sub-basins within the prolific Permian Basin. In addition, we have an interest in up to approximately 70,000 acres pursuant to an acreage dedication related to our Midland Basin water infrastructure assets. Our acreage is vital to the efficient development of oil and natural gas resources in the Permian Basin and is strategically located to support the growing surface, resource, infrastructure and related commercial development needs of the power and other emerging industries in the Permian Basin. We do not own the oil and gas mineral interests that underlie our surface acreage.

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

Recent Developments

Initial Public Offering

In the IPO, we issued 17,300,000 Class A shares at a price to the public of $18.50 per Class A share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. The Class A shares began trading on the New York Stock Exchange and NYSE Texas, Inc. under the ticker symbol “EROK” on May 14, 2026, and the IPO closed on May 15, 2026. The underwriters’ option closed on May 19, 2026.

We received net proceeds from the IPO, including the underwriters’ option, of approximately $334.2 million, net of underwriting discounts and offering expenses. We contributed all of the net proceeds from the IPO to OpCo in exchange for newly issued OpCo Units at a per-unit price equal to the per-share price paid by the underwriters for our Class A shares in the IPO. OpCo used a portion of the net proceeds from the IPO to repay in full and terminate the Predecessor Credit Facility and intends to use the remainder for general corporate purposes.

Corporate Reorganization

We were formed as a Texas limited liability company by the Predecessor on December 1, 2025. We have elected to be treated as a corporation for U.S. federal income tax purposes. We did not conduct any material business operations prior to the completion of the Corporate Reorganization, other than certain activities related to the IPO.

Following the Corporate Reorganization, we are the sole managing member of OpCo, we are responsible for all operational, management and administrative decisions relating to OpCo’s business and we consolidate the financial results of OpCo and its subsidiaries. OpCo owns all of the outstanding membership interests in our operating subsidiaries and operates our assets through these various subsidiaries.

Concurrently with the closing of the IPO, the following transactions (the “Corporate Reorganization”) occurred, in substantially the following order:

•
OpCo was formed by us;
•
Each of the Predecessor, the existing owners of the Shallow Valley Ranch (the “Shallow Valley Owners”) and Double Eagle IV Midco, LLC (“Double Eagle” and collectively, with the Predecessor and the Shallow Valley Owners, the “Existing Owners”) contributed cash to us in exchange for a total of 109,724,999 Class B shares;
•
The Predecessor contributed all of its subsidiaries to OpCo in exchange for 42,716,738 OpCo Units and OpCo’s assumption of the Predecessor Credit Facility.
•
Each of the Shallow Valley Owners and Double Eagle contributed certain of their subsidiaries to OpCo in exchange for a total of 21,134,331 OpCo Units and 45,873,930 OpCo Units, respectively;
•
Each of the Company’s and OpCo’s operating agreements was amended and restated to facilitate the IPO (the transactions set forth in this and the second bullet point above being the “Up-C Reorganization”);
•
Pursuant to a Warrant Exercise Agreement (the “Warrant Exercise Agreement”), each holder of warrants of the Predecessor (including funds and accounts managed by TCW Asset Management Company LLC, CCLF Holdings (D41) LLC and AWC Aqua, LLC (collectively, the “TCW Entities” and such warrants, the “Predecessor Warrants”)) exercised a portion of its Predecessor Warrants (the “Exercised Warrants”) and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Predecessor distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each warrant agreement between the Predecessor and the TCW Entities was terminated and (iii) certain of such TCW Entities (the “Rollover TCW Entities”) merged with one or more newly formed subsidiaries of the Company and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares;
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

Recent Acquisitions

On May 15, 2026, concurrently with the closing of the IPO, Double Eagle completed the DE Flow Contribution, contributing its interests in DE Flow, including the DE Flow System, to OpCo in exchange for 45,873,930 OpCo Units and a corresponding number of Class B shares. The DE Flow System consists of a fully integrated water management system, saltwater disposal wells, water sourcing and delivery pipelines and recycling facilities, and is capable of handling up to approximately 400 MBbls/d of produced water. The DE Flow Contribution was accounted for as a business combination under ASC 805.

On May 15, 2026, concurrently with the closing of the IPO, the Shallow Valley Owners completed the Shallow Valley Contribution, contributing their interests in the entities that own Shallow Valley Ranch, which includes approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo in exchange for 21,134,331 OpCo Units and a corresponding number of Class B shares. The Shallow Valley Contribution was accounted for as a business combination under ASC 805.

On June 17, 2026, the Company completed the Pitcock Ranch Land Acquisition, acquiring approximately 642.8 fee surface acres and the related water-handling accessories, including a frac pit, submersible pumps, pressure tanks, corrals and gates, from Jerrod Pitcock, an individual , for total cash consideration of approximately $2.0 million. The transaction was funded with cash on hand, and no third-party or related-party debt was incurred in connection with the Pitcock Ranch Land Acquisition. The Pitcock Ranch Land Acquisition was accounted for as an asset acquisition under ASC 805.

On August 10, 2026, the Company completed the EagleRock-Intrepid Acquisition acquiring from Hydrosource the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.2 million. The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million.

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

On May 4, 2026, OpCo entered into the Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto providing for a $200.0 million revolving credit facility. See “—Key Factors Affecting Comparability and our Results of Operations—EagleRock Credit Facility” for additional information regarding the terms of the Credit Facility. The Effective Date (as defined in the Credit Facility) of the Credit Facility occurred on June 8, 2026.

In connection with the completion of the IPO, OpCo entered into the following material agreements with affiliates of our Existing Owners relating to the use of our land and our resources:

•
The DE Flow WSMA, governing royalty revenue arrangements with respect to the DE Flow System, with (i) an initial term of 10 years, (ii) a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating, LLC (“DEF Operating”), (iii) a minimum annual royalty of $40.0 million for the first five years of the initial term and $10.0 million for the last five years of the initial term, and (iv) support from an acreage dedication of up to approximately 70,000 acres related to our Midland Basin water infrastructure assets. Pursuant to a put option agreement between Double Eagle and Hydrosource, Double Eagle has the right to sell, and Hydrosource has the obligation to purchase, DEF Operating if Double Eagle undergoes certain change of control events or at any time following five years from the date of the IPO; and
•
The Hydrosource Recycling Agreement, governing royalty revenue arrangements with respect to recycled water activities on our land, with (i) an initial term of 10 years, (ii) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold on our land by Hydrosource less applicable taxes, (iii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off our land (for a two-year period from the effective date of the agreement), (iv) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across our land solely for purposes of transit to a facility located outside of our land, (v) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to the Hydrosource Recycled Water Supply Agreement, (vi) Hydrosource’s payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on our land, (vii) a five-year minimum royalty commitment of $5.0 million per year and (viii) Hydrosource’s two-year exclusive option to develop a solid waste facility on our land.

For more information regarding foregoing agreements, please see ”Certain Relationships and Related Party Transactions” in the Prospectus filed with the SEC.

Other Recent Developments

On July 9, 2026, the Board authorized the Company’s Chief Executive Officer to grant up to an additional 405,405 restricted stock units (“RSUs”) to current and future employees and service providers of the Company (other than executive officers). As of August 13,2026, 1,216,216 restricted stock units have been authorized under the LTIP. As of August 13, 2026, 954,045 RSUs have been granted to certain non-executive employees and service providers under the LTIP.

In July 2026, the Company issued 1,899,571 Class A shares to certain members of management in settlement of 3,100,001 previously granted shares, net of 1,200,430 shares withheld to satisfy employee tax withholding obligations. In connection with the settlement, the Company paid $27.8 million in cash for tax withholding obligations, of which $1.0 million related to employer payroll taxes and $26.8 million was recorded as a reduction to additional paid-in capital.

On August 3, 2026 and August 4, 2026, the Company paid approximately $8.4 million and $7.3 million, respectively, toward the reimbursement payable to certain related parties in connection with the DE Flow Contribution and Shallow Valley Contribution. The amount paid in connection with the Shallow Valley Contribution was inclusive of an additional $0.3 million due to the related party as of August 3, 2026. Additionally, on July 10, 2026, the Company paid approximately $9.0 million to a related party to settle allocated balances related to Hydrosource Distribution.

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry have experienced considerable volatility driven by macroeconomic and geopolitical factors, including global conflicts, ongoing ambiguity surrounding tariffs and international trade policies, domestic political developments, elevated inflation and higher interest rates and costs of capital. More recently, the war in the Middle East involving the U.S., Israel and Iran, as well as other countries in the region, the situation in Venezuela, OPEC+ actions and evolving global supply-demand fundamentals have driven significant volatility in commodity prices. From December 31, 2024 to December 31, 2025, average WTI oil prices decreased approximately 14.7%, while average Henry Hub natural gas prices increased approximately 60.2%. During the first quarter of 2026, escalation of the conflict in the Middle East and related disruptions to global shipping routes caused oil prices to rise sharply, with the WTI posted price exceeding $94.0 per barrel as a result of production shut-ins, shipping interruptions and other uncertainties. As of June 30, 2026, the WTI posted price has retreated to approximately $70.6 per barrel.

The situation in the Middle East remains volatile, and oil and natural gas prices may continue to fluctuate significantly, which may affect customer activity levels on our land. Prices at levels supportive of development activity could result in increased development in the Permian Basin, where our acreage and assets are located. However, sustained higher crude oil prices could contribute to general cost inflation, which could adversely impact our profitability to the extent we are unable to timely pass such cost increases through to our customers. General cost inflation could adversely impact our customers’ profitability and, in turn, their willingness to conduct development activity on our acreage. Conversely, a sustained resolution of the conflict, a continued recovery of regional shipping or new sources of crude oil supply becoming available could also result in lower crude oil prices and reduced activity levels of customers on our acreage.

Despite this volatility, we believe the outlook for energy and infrastructure development in the Permian Basin remains favorable. We do not produce or sell oil or natural gas and do not own mineral or royalty interests, and accordingly we have no direct exposure to commodity prices. Our revenue is derived from surface use royalties and easements, commercial and industrial surface leases, brackish water sales, produced water royalties, materials sales and other resource-based arrangements on and across our surface acreage. The pricing under these arrangements is not indexed to oil or natural gas prices, and a substantial portion of our revenue is generated under contracted or recurring arrangements. Commodity prices affect our business principally to the extent they influence the level of development and infrastructure activity conducted by our customers on our land, and we expect activity across our acreage to be supported across a range of commodity price environments.

We also expect a number of trends to support continued investment in the Permian Basin. The focus on domestic energy independence is promoting continued activity in the U.S., and U.S. energy policy developments, including Executive Orders promoting domestic energy production through expedited infrastructure approvals and reduced barriers to resource development, may further support investment and operational activity in the Permian Basin. At the same time, federal incentives for alternative and renewable energy technologies, together with growing demand for power generation, data centers and other digital infrastructure, may accelerate the broader energy transition and create additional demand for large, contiguous tracts of land. Many of these emerging energy and infrastructure initiatives, similar to traditional oil and gas development, require substantial surface acreage and related infrastructure, positioning companies with significant land and infrastructure assets, such as us, to benefit from both traditional and emerging energy sources.

Second Quarter Results

Significant financial and operating highlights for the quarter ended June 30, 2026 and 2025 include:

•
Total revenues of $41.5 million, an increase of 74.0% as compared to the second quarter of 2025;
•
Net loss of $37.5 million, compared to a net loss of $70.8 million in the second quarter of 2025;
•
Net loss margin of 90.4%, compared to a net loss margin of 296.7% in the second quarter of 2025;
•
Loss from operations of $53.2 million, compared to income from operations of $5.3 million in the second quarter of 2025
•
Adjusted EBITDA(1) of $29.8 million, an increase of 145.9% as compared to the second quarter of 2025;
•
Adjusted EBITDA Margin(1) of 71.8%, compared to 50.8% in the second quarter of 2025;
•
Free Cash Flow(1) of $22.4 million, compared to $(0.2) million in the second quarter of 2025; and
•
Free Cash Flow Margin(1) of 54.0%, compared to -0.8% in the second quarter of 2025.

(1) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. See ”Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures along with reconciliations to the most comparable measures calculated and presented in accordance with GAAP.

Net loss for the second quarter of 2026 includes non-cash share-based compensation expense of $61.5 million, of which $4.1 million is attributable to RSUs issued by the Company and $57.4 million is attributable to Class A shares issued to certain members of management upon completion of our IPO. See Note 2 - Summary of Significant Accounting Policies and Note 10 - Share-Based Compensation to our unaudited condensed consolidated financial statements for additional information.

How We Generate Revenue

We generate revenue from multiple sources, including the use of our surface acreage, the sale of water and other resources from our land and royalties from our integrated water management system. The fees, royalty rates, payment structures and other commercial terms under our contracts are negotiated individually, reflecting the specific surface use, type of resource development, anticipated operational intensity and expected production or extraction volumes associated with each agreement. Further, the amount and composition of revenue we receive from a particular customer may vary significantly from period to period based on the nature, timing and scope of that customer’s activities on our land. We are focused on actively growing revenue from the use of our surface acreage and the sale of resources from our land. We believe that our largely fee-based surface use agreements (each an “SUA”), as well as our strong base of royalty fees, support cash flow stability through commodity price cycles.

The table below summarizes revenues on a historical basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Resource sales	$28,227	$19,724	$47,306	$24,663
Surface use related revenues	5,851	3,181	9,033	5,166
Surface use royalties	7,448	958	8,242	1,102
Total revenues(1)	$41,526	$23,863	$64,581	$30,931

(1) Refer to the table below in "How We Evaluate Our Operations" for a breakout of the above revenue items between third-party and related-party amounts.

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

Surface Use Related Revenues

We receive fees when customers use our surface acreage. Under our SUAs, we charge customers fees for land activity, including the construction of well pads, wellbores, central tank batteries, existing and new roads, electrical infrastructure, buried pipelines, and reuse and frac ponds. Under our SUAs, we also generate revenue from the use of easements and rights-of-way by our customers, as well as from surface damage fees, mining revenues, and cattle sales. Additionally, we lease certain portions of our land to customers.

Surface Use Royalties

Under our SUAs, we receive a royalty based on a percentage of gross revenue derived from the use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights of use of our land, one-time or annual payments and additional fees at each renewal period. We typically receive royalties from such operations under our SUAs throughout the lifecycle of our customers’ activities on our land. Surface use royalties include royalties from certain saltwater disposal wells (”SWDs”) on and off our ranches and lease payments with a base rate from use of our subsurface pore space, third-party sales of recycled water, development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements.

Under the Produced Water Recycling Rights Agreement (the “Hydrosource Recycling Agreement”) with Hydrosource Logistics, LLC (“Hydrosource”) that was entered into in connection with the IPO, we receive a royalty for each barrel of recycled water Hydrosource sells on our land and within certain designated areas outside of our land, and Hydrosource is required to generate minimum annual royalty revenue of $5.0 million from its activities during the initial five years of the agreement. The Company and Hydrosource have access to supplemental off-ranch water (either recycled or brackish water), and the Company’s surface pipeline has the capacity to move approximately 100 MBbls/d, or approximately 36.5 MMBbls per year, of off-ranch water from Texas to its land in New Mexico. Under the Hydrosource Recycling Agreement, we may designate to Hydrosource the rights to manage certain of our customers’ brackish water demand for which we would expect to receive a royalty payment. Additionally, Hydrosource has a long-term agreement that provides it with access to up to 3 MMBbls/d of produced water for treatment and recycling within certain designated areas in the Permian Basin (the “Hydrosource Recycled Water Supply Agreement”).

Additionally, pursuant to the Water System Management Agreement (“DE Flow WSMA”) with DEF Operating that was entered into in connection with the IPO, we receive revenue from our integrated water infrastructure system in the Midland Basin, which is operated by DEF Operating, an affiliate of Double Eagle Energy Holdings IV, LLC. The operating costs and maintenance expenses of these water infrastructure assets, which include produced water gathering systems, SWDs, water sourcing and delivery pipelines and recycling facilities, are primarily borne by DEF Operating, with minimal operating costs or capital expenditures borne by us.

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

General and Administrative Expenses. General and administrative expenses consist primarily of corporate personnel costs, including salaries, bonuses, service fees, payroll taxes, employee-related insurance, and share-based compensation. These expenses also include professional services such as legal, consulting and accounting fees, as well as information technology and software costs that support our corporate functions. Office-related expenses, such as rent, office equipment rentals, supplies, communications, bank charges and dues and subscriptions, represent an additional component of our administrative cost structure. We also incur various commercial insurance costs, including general liability, directors and officers insurance, umbrella liability, workers’ compensation, auto insurance and property insurance, along with other corporate overhead, such as marketing, travel, meals, vehicle lease expenses and miscellaneous administrative expenses. These costs reflect the resources required to manage our business, comply with regulatory and public company requirements and support the organizational infrastructure needed to execute our strategic objectives. Share-based compensation expense includes shares issued to certain members of management upon the completion of the IPO (“IPO Bonuses”), which are equity-classified awards and measured at fair value on the grant date, and RSUs issued under our long-term incentive plan (“LTIP”), which are recorded on grant date at fair value. See “Key Factors Affecting Comparability and Our Results of Operations—Long-Term Incentive Plan” below and Note 10—Share-Based Compensation to our unaudited condensed consolidated financial statements for additional information regarding share-based compensation.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Statement of Operations Data:
Revenues
Resource sales	$28,202	$19,215	$47,155	$24,154
Resource sales - related party	25	509	151	509
Surface use related revenues	5,851	3,181	9,033	5,166
Surface use royalties	1,440	958	2,234	1,102
Surface use royalties - related party	6,008	—	6,008	—
Total revenues	41,526	23,863	64,581	30,931

Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	6,103	7,722	10,960	9,608
Related party cost of sales	2,564	2,504	5,425	3,627
General and administrative expense	75,731	3,709	80,319	4,720
Related party general and administrative expense	—	212	6	231
Depreciation and amortization expense	10,275	4,445	14,866	5,838
Loss (gain) on sale of property, plant and equipment, net	9	—	9	30
Gain on investment in sales-type lease	—	—	(3,275)	—
Total operating expenses	94,682	18,592	108,310	24,054
Income (loss) from operations	(53,156)	5,271	(43,729)	6,877

Other expense (income)
Interest expense	4,812	6,068	10,646	8,783
Loss (gain) on extinguishment of debt	(20,352)	70,001	(20,352)	70,001
Total other expense (income)	(15,540)	76,069	(9,706)	78,784

Income (loss) before income taxes	(37,616)	(70,798)	(34,023)	(71,907)

Income tax expense (benefit)	(80)	—	150	—
Net income (loss)	$(37,536)	$(70,798)	$(34,173)	$(71,907)
Net income (loss) Margin	(90.4)%	(296.7)%	(52.9)%	(232.5)%
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$248	$17,214	$(2,166)	$17,401
Investing activities	$(65,203)	$(200,400)	$(63,938)	$(204,485)
Financing activities	$122,609	$196,535	$118,836	$200,368
Operating cash flow margin	0.6%	72.1%	(3.4)%	56.3%
Supplementary Non-GAAP Financial and Operating Data:
Adjusted EBITDA(1)	$29,833	$12,131	$43,655	$15,349
Adjusted EBITDA Margin(1)	71.8%	50.8%	67.6%	49.6%
Free Cash Flow(1)	$22,433	$(195)	$26,884	$(152)
Free Cash Flow Margin(1)	54.0%	-0.8%	41.6%	-0.5%
Total Water Volumes (MMBbls)(2)	48.2	26.2	72.0	34.5
Selected Balance Sheet Data (at end of period):			June 30, 2026	December 31, 2025
Cash and cash equivalents			$61,770	$9,042
Total assets			$1,796,183	$282,010
Non-current liabilities			$14,721	$306,594
Total liabilities			$58,407	$323,725
Total equity			$1,737,776	$(41,715)

(1) See ”Non-GAAP Financial Measures” for a reconciliation of these measures to the nearest financial measures calculated and presented in accordance with GAAP.

(2) See ”Total Water Volumes” below for more information on the use of this metric.

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

Key Factors Affecting Comparability and our Results of Operations

Our results of operations may not be comparable to the historical results of our Predecessor for SEC reporting purposes, including for results of operations for the periods presented, primarily for the reasons described below and those described in “-Recent Developments.”

Dependence on Hydrocarbon Activity and Commodity Prices

Our results of operations are substantially dependent on the level of oil and natural gas exploration, development and production activity on and around our surface acreage in the Permian Basin, including our properties in the Delaware Basin in New Mexico and the Midland Basin in Texas, which activity is significantly influenced by prevailing and expected commodity prices. Although we are not an E&P company and have limited physical operations, we primarily generate revenues from surface use fees, easements and rights-of-way, resource sales, such as brackish water and caliche, and royalties associated with third-party development and infrastructure on or adjacent to our lands, rather than by operating drilling or midstream assets. As a result, any sustained reduction in operator activity on or around our lands could materially reduce our revenues, earnings and cash flows. Periods of lower commodity prices may cause operators to curtail drilling and completion programs, defer or renegotiate commercial arrangements or surrender leases, any of which could reduce demand for surface access, water and other resources sourced from our lands and diminish volumetric royalties tied to produced-water handling and disposal, thereby adversely affecting our ability to realize anticipated revenues from our existing asset base. While certain arrangements, such as our Hydrosource Recycling Agreement and DE Flow WSMA, which include minimum annual royalty revenues, can partially mitigate volume risk, these features do not eliminate our exposure to reduced activity levels, delays or cancellations driven by commodity price weakness or volatility.

Our ability to grow also depends on continued demand for access to our lands and associated surface rights by E&P operators, midstream providers and other energy and infrastructure users, which demand is closely linked to commodity price expectations, industry capital spending and basin-level capital allocation. If oil and natural gas prices remain depressed or volatile for an extended period, or if operators reallocate capital away from the Delaware or Midland Basins where our properties are concentrated, we could experience slower growth in new surface-use arrangements, reduced renewals or expansions of existing agreements and intensified competition for fewer development opportunities. In particular, throughput and related royalties from our Midland Basin integrated water management system (operated by DEF Operating and currently designed for peak handling capacity of approximately 400 MBbls/d) depend on producer activity levels and the pace of tie-ins. In addition, constraints such as pore-space availability, recycling and injection permitting, supply-chain delays or deferrals of drilling and completion schedules can limit volumetric growth and associated payments to us notwithstanding contractual protections. More broadly, because a substantial portion of our revenues are activity-linked, arising from surface use fees, rights-of-way and easements, water sales, produced-water transportation, recycling and disposal royalties and resource sales (including caliche), industry slowdowns can directly reduce the number, timing and scale of projects undertaken on our land, negatively affecting our results of operations and our ability to execute our growth strategy.

Public Company Costs

As a result of the IPO, we incurred incremental, non-recurring costs associated with our transition to a publicly traded and taxable entity. These transition-related expenses include IPO-related professional fees and other IPO costs, as well as the initial design, documentation, implementation and testing of enhanced internal controls over financial reporting under the Sarbanes-Oxley Act. We also incurred one-time investments in governance structures and policies, board and committee operations, director onboarding and training and upgrades to financial reporting, disclosure and compliance systems necessary to support public company requirements.

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

Corporate Reorganization

We were formed solely to serve as the issuer in the IPO and have no previous operations, assets or liabilities. As a result, the historical consolidated financial statements and other historical financial information prior to May 15, 2026 included in this Quarterly Report are based on the results of the Predecessor prior to the Corporate Reorganization. Accordingly, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See ”—Recent Developments — Corporate Reorganization.”

Following the Corporate Reorganization, we are a holding company and the sole managing member of EagleRock Land Operating, LLC (“OpCo”), consolidating OpCo for financial reporting purposes while initially reflecting a noncontrolling interest for limited liability company interests of OpCo (“OpCo Units”) not owned by us. Our structure is commonly referred to as an “Up-C,” in which public investors hold our Class A shares and thereby an indirect interest in OpCo, while our Existing Owners (as defined herein) and the TCW Entities (as defined herein) initially hold a majority of OpCo Units paired with our Class B shares representing limited liability company interests (“Class B shares”). Our and OpCo’s capital structures will generally mirror one another to maintain a one-for-one exchange ratio between OpCo Units and our Class A shares. Although organized as a limited liability company, we have elected to be taxed as a corporation for U.S. federal income tax purposes.

The timing and magnitude of redemptions or exchanges of OpCo Units for our Class A shares over time will change our relative economic interest in OpCo and the amount of noncontrolling interest reflected in our consolidated financial statements, which may affect the comparability of our future results to historical periods.

Acquisitions

Concurrently with the closing of the IPO, we consummated the Corporate Reorganization, through which we acquired significant surface acreage and water infrastructure assets that expanded our operating footprint and revenue-generating asset base. See “—Recent Developments — Corporate Reorganization” for more information on these acquisitions. These transactions were accounted for in accordance with applicable GAAP, which resulted in the recognition of identifiable intangible assets and property, plant and equipment of the accounting acquirees at fair value and included differences in the timing and classification of acquisition-related costs. As a result, our post-IPO results reflect a larger asset base and a different mix of revenues and expenses.

On June 17, 2026, we completed the Pitcock Ranch Land Acquisition through which we acquired surface acres and water infrastructure assets that expanded our operating footprint and revenue-generating asset base. See “—Recent Developments — Recent Acquisitions”

for more information on this acquisition. The transaction was accounted for in accordance with applicable GAAP, which resulted in the recognition of property, plant and equipment of the accounting acquirees at fair value.

On August 10, 2026, we completed the EagleRock-Intrepid Acquisition through which we acquired from Hydrosource, a related party, the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.2 million. The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million. See “—Recent Developments — Recent Acquisitions” and Note 14 - Subsequent Events for more information on this acquisition. Based on its preliminary assessment, the Company expects that substantially all of the fair value of the gross assets acquired will be concentrated in a single identifiable asset or group of similar identifiable assets and, accordingly, that the EagleRock-Intrepid Acquisition will be accounted for as an asset acquisition rather than a business combination. We have not completed this assessment, and our final determination may differ.

These acquisitions impact the comparability of our results of operations across periods. In particular, we incurred changes in depreciation and amortization expense associated with the fair value step-up in the carrying value of the acquired assets (if applicable), incremental operating and maintenance costs tied to the acquired water infrastructure and changes in revenue composition and margins as utilization ramps and commercial terms across the combined asset base are harmonized. We may also incur one-time integration and transition-related expenses, including costs to align systems, processes and contracts; rationalize overlapping functions; and implement common safety, environmental and operational standards. Accordingly, results in periods following the Corporate Reorganization may not be comparable to our historical results.

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

EagleRock Credit Facility and Predecessor Credit Facility

On May 4, 2026, OpCo entered into a credit agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Effective Date (as defined in the Credit Facility) of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and customary events of default. As of June 30, 2026, the Credit Facility was undrawn, with no letters of credit outstanding.

On June 3, 2026, OpCo repaid the entire balance of the Predecessor Credit Facility (as defined herein) with a cash payment of $269.1 million.

The paydown of the Predecessor Credit Facility and the subsequent entrance into the Credit Facility will result in a change in the amount of our outstanding indebtedness and a change in our borrowing costs relative to those of the Predecessor.

Long-Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our board of directors adopted an LTIP, which became effective upon the closing of the IPO, for employees and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, are eligible to receive awards under the LTIP at the discretion of our board of directors or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our board of directors, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. Our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program at the beginning of the periods presented within this Quarterly Report.

Income Taxes

Prior to the IPO, we and our subsidiaries were primarily entities that were treated as partnerships for federal income tax purposes. Accordingly, there is no provision or accrual for income taxes for federal and state income tax purposes included in the Predecessor’s financial statements attributable to the passthrough income. However, as a result of the corporate status of Desert Ram South, Inc. (“Desert Ram South”) and Desert Ram South Ranch, Inc. (“DRSR”), the Company has historically accrued federal and state income taxes related to Desert Ram South’s and DRSR’s taxable earnings.

As a result of our predominately non-taxable structure historically, income taxes on taxable income or losses realized by the Predecessor were generally the obligation of the individual members or partners, with the exception of Desert Ram South and DRSR. Accordingly, the financial data attributable to the Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than as it relates to Desert Ram South and DRSR). Following closing of the IPO, although we are a limited liability company, we have elected to be taxed as a corporation and are subject to U.S. federal and state income taxes.

C-Store Sales-Type Lease

During the six months ended June 30, 2026, we recognized a non-recurring $3.3 million gain on net investment in sales-type lease related to the C-Store lease on our acreage upon completion of the construction and commencement of the lease. This gain is not expected to recur in future periods.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Revenues:
Resource sales	$28,227	$19,724	$8,503	43.1%
Surface use related revenues	5,851	3,181	2,670	83.9%
Surface use royalties	7,448	958	6,490	677.5%
Total revenues	41,526	23,863	17,663	74.0%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	8,667	10,226	(1,559)	(15.2)%
General and administrative expense	75,731	3,921	71,810	1,831.4%
Depreciation and amortization expense	10,275	4,445	5,830	131.2%
Loss (gain) on sale of property, plant and equipment, net	9	—	9	NM
Total costs and expenses	94,682	18,592	76,090	409.3%
Income (loss) from operations(1)	(53,156)	5,271	(58,427)	NM

Interest expense	4,812	6,068	(1,256)	(20.7)%
Loss (gain) on extinguishment of debt	(20,352)	70,001	(90,353)	NM
Total other expense (income)	(15,540)	76,069	(91,609)	(120.4)%
Income (loss) before income taxes	(37,616)	(70,798)	33,182	46.9%
Income tax expense (benefit)	(80)	—	(80)	NM
Net income (loss)	$(37,536)	$(70,798)	$33,262	47.0%

NM - not meaningful

(1) Refer to the table above in "How We Evaluate Our Operations" for a breakout of the above revenue and costs and expense items between third-party and related-party amounts.

Resource sales. Resource sales increased by $8.5 million, or 43.1%, to $28.2 million for the three months ended June 30, 2026, as compared to $19.7 million for the three months ended June 30, 2025. The increase was largely attributable to a $13.7 million increase in fresh water sales, of which the Accelerated Acquisition contributed $11.2 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. An additional $0.9 million of the fresh water increase related to the Shallow Valley Contribution, which was not present in the three months ended June 30, 2025. The increase was partially offset by a $5.0 million decrease in recycled water sales due to the Hydrosource Distribution, as the Company no longer directly sells recycled water to customers, and a further $0.3 million decrease in caliche sales.

Surface use related revenues. Surface use related revenues increased by $2.7 million, or 83.9%, to $5.9 million for the three months ended June 30, 2026, as compared to $3.2 million for the three months ended June 30, 2025. The increase was largely attributable to a $4.1 million increase in land use revenue from the Accelerated acreage, which contributed $4.9 million of land use revenue during the three months ended June 30, 2026, as compared to $0.4 million during the three months ended June 30, 2025. The increase was partially offset by a $1.3 million decrease in water transfer and logistics revenue charged to customers for the delivery of water to locations different from the point of sale. The decrease in water transfer and logistics revenue was due to the largest customer for that service requiring decreased volumes in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Surface use royalties. Surface use royalties increased by $6.5 million, or 677.5%, to $7.4 million for the three months ended June 30, 2026, as compared to $1.0 million for the three months ended June 30, 2025. Of the increase, $5.1 million was attributable to assets acquired in the DE Flow Contribution, which contributed $3.8 million of produced water royalties and $1.3 million of royalties from the sale of recycled water under the DE Flow WSMA. An additional $0.9 million of the increase was attributable to royalties earned from the sale of recycled water by Hydrosource pursuant to the Hydrosource Recycling Agreement. Royalties earned under the DE Flow WSMA and the Hydrosource Recycling Agreement are from related parties. An additional $0.5 million of the increase was due to produced water royalties earned from assets acquired in the Shallow Valley Contribution

Cost of sales (exclusive of depreciation and amortization). Cost of sales (exclusive of depreciation and amortization) decreased by $1.6 million, or 15.2%, to $8.7 million for the three months ended June 30, 2026, as compared to $10.2 million for the three months ended June 30, 2025. The decrease was largely due to a $1.7 million decrease in water recycling costs, a $0.3 million decrease in recycled water purchases, and a $0.3 million decrease in royalty payments for recycled water, each attributable to the Hydrosource Distribution and the Company no longer selling recycled water. The decrease was partially offset by a $0.7 million increase in equipment costs related to assets acquired in the Accelerated Acquisition and the Shallow Valley Contribution.

General and administrative expense. General and administrative expense, excluding share-based compensation expense increased by $10.4 million, or 264.6%, to $14.3 million for the three months ended June 30, 2026, as compared to $3.9 million for the three months ended June 30, 2025. The increase was driven by $11.3 million of transaction expenses related to the IPO and acquisitions during the three months ended June 30, 2026, as compared to $2.4 million during the three months ended June 30, 2025, and a $1.4 million increase in payroll-related costs from $0.3 million during the three months ended June 30, 2025, due to increased headcount related to both the Accelerated Acquisition and the IPO.

General and administrative expense, inclusive of share-based compensation expense increased by $71.8 million, or 1,831.4%, to $75.7 million for the three months ended June 30, 2026, as compared to $3.9 million for the three months ended June 30, 2025. The increase was attributable to share-based compensation expense of $61.5 million and increased cash expenses noted above. The share-based compensation is comprised of expense related to the IPO stock-based awards of $57.4 million and $4.1 million related to the issuance of RSUs during the three months ended June 30, 2026. See Note 10 — Share-Based Compensation within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation and amortization expense. Depreciation and amortization expense increased by $5.8 million, or 131.2%, to $10.3 million for the three months ended June 30, 2026, as compared to $4.4 million for the three months ended June 30, 2025. The increase was attributable to assets and intangibles acquired in the DE Flow Contribution and the Shallow Valley Contribution. Depreciation and amortization for assets and intangibles acquired in the DE Flow Contribution and the Shallow Valley Contribution was $4.8 million and $0.7 million, respectively.

Gain on extinguishment of debt. During the three months ended June 30, 2026, we recognized a non-recurring and non-cash gain on extinguishment of debt of $20.4 million related to the paydown of the Predecessor Credit Facility. During the three months ended June 30, 2025, we recognized a non-recurring and non-cash loss on extinguishment of debt of $70.0 million related to the upsize of the Predecessor Credit Facility in connection with the Accelerated Acquisition. See Note 6 — Long Term Debt within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest expense. Interest expense decreased by $1.3 million, or 20.7%, to $4.8 million for the three months ended June 30, 2026, as compared to $6.1 million for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in the average outstanding debt balance during the period, as all outstanding debt under the Predecessor Credit Facility was paid off using the proceeds from the IPO. See ”—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Revenues:
Resource sales	$47,306	$24,663	$22,643	91.8%
Surface use related revenues	9,033	5,166	3,867	74.9%
Surface use royalties	8,242	1,102	7,140	647.9%
Total revenues	64,581	30,931	33,650	108.8%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	16,385	13,235	3,150	23.8%
General and administrative expense	80,325	4,951	75,374	1,522.4%
Depreciation and amortization expense	14,866	5,838	9,028	154.6%
Loss (gain) on sale of property, plant and equipment, net	9	30	(21)	(70.0)%
Gain on investment in sales-type lease	(3,275)	—	(3,275)	NM
Total costs and expenses	108,310	24,054	84,256	350.3%
Income (loss) from operations(1)	(43,729)	6,877	(50,606)	NM

Interest expense	10,646	8,783	1,863	21.2%
Loss (gain) on extinguishment of debt	(20,352)	70,001	(90,353)	NM
Total other expense (income)	(9,706)	78,784	(88,490)	(112.3)%
Income (loss) before income taxes	(34,023)	(71,907)	37,884	52.7%
Income tax expense (benefit)	150	—	150	NM
Net income (loss)	$(34,173)	$(71,907)	$37,734	52.5%

NM - not meaningful

(1) Refer to the table above in "How We Evaluate Our Operations" for a breakout of the above revenue and costs and expense items between third-party and related-party amounts.

Resource sales. Resource sales increased by $22.6 million, or 91.8%, to $47.3 million for the six months ended June 30, 2026, as compared to $24.7 million for the six months ended June 30, 2025. The increase was driven by a $24.0 million increase in fresh water sales, partially offset by a $0.7 million decrease in recycled water sales and a $0.2 million decrease in caliche sales. The increase in fresh water sales was largely attributable to incremental revenue related to the Accelerated Acquisition, which contributed $26.1 million of fresh water sales during the six months ended June 30, 2026, as compared to $6.1 million during the six months ended June 30, 2025. In addition, the Shallow Valley Contribution contributed $0.9 million of fresh water sales, which was not present in the six months ended June 30, 2025.

Surface use related revenues. Surface use related revenues increased by $3.9 million, or 74.9%, to $9.0 million for the six months ended June 30, 2026, as compared to $5.2 million for the six months ended June 30, 2025. The increase was driven by a $4.6 million increase in land use revenue, partially offset by a $1.0 million decrease in water transfer and logistics revenue charged to customers for the delivery of water to locations different from the point of sale. The increase in land use revenue was largely attributable to incremental revenue acquired in the Accelerated Acquisition, which contributed $6.6 million of land use revenue during the six months ended June 30, 2026, as compared to $0.4 million during the six months ended June 30, 2025. The decrease in water transfer and logistics revenue was due to the largest customer for that service requiring decreased volumes in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Surface use royalties. Surface use royalties increased by $7.1 million, or 647.9%, to $8.2 million for the six months ended June 30, 2026, as compared to $1.1 million for the six months ended June 30, 2025. Of the increase, $5.1 million was attributable to assets acquired in the DE Flow Contribution, which contributed $3.8 million of produced water royalties and $1.3 million of royalties from the sale of recycled water under the DE Flow WSMA. An additional $1.0 million of the increase was attributable to royalties earned from the sale of recycled water by Hydrosource pursuant to the Hydrosource Recycling Agreement. Royalties earned under the DE Flow WSMA and the Hydrosource Recycling Agreement are from related parties. An additional $0.5 million of the increase was due to produced water royalties earned from assets acquired in the Shallow Valley Contribution.

Cost of sales (exclusive of depreciation and amortization). Cost of sales (exclusive of depreciation and amortization) increased by $3.2 million, or 23.8%, to $16.4 million for the six months ended June 30, 2026, as compared to $13.2 million for the six months ended June 30, 2025. The increase was largely due to a $1.4 million increase in equipment-related costs attributable to assets acquired in the

Accelerated Acquisition and the Shallow Valley Contribution, as well as a $1.4 million increase in water purchases to support incremental revenue from the Accelerated Acquisition.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $13.9 million, or 277.0%, to $18.9 million for the six months ended June 30, 2026, as compared to $5.0 million for the six months ended June 30, 2025. The increase was driven by $14.3 million of transaction expenses related to the IPO and acquisitions during the six months ended June 30, 2026, as compared to $2.6 million during the six months ended June 30, 2025, and a $2.2 million increase in payroll-related costs from $0.7 million during the six months ended June 30, 2025, due to increased headcount related to both the Accelerated Acquisition and the IPO.

General and administrative expense, inclusive of share-based compensation expense increased by $75.4 million, or 1,522.4%, to $80.3 million for the six months ended June 30, 2026, as compared to $5.0 million for the six months ended June 30, 2025. The increase was attributable to share-based compensation expense of $61.5 million and increased cash expenses noted above. The share-based compensation is comprised of expense related to the IPO stock-based awards of $57.4 million and $4.1 million related to the issuance of RSUs during the six months ended June 30, 2026. See Note 10 — Share-Based Compensation within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation and amortization expense. Depreciation and amortization expense increased by $9.0 million, or 154.6%, to $14.9 million for the six months ended June 30, 2026, as compared to $5.8 million for the six months ended June 30, 2025. The increase was attributable to assets and intangibles acquired in the Accelerated Acquisition, the DE Flow Contribution, and the Shallow Valley Contribution. Depreciation and amortization for assets and intangibles acquired in the Accelerated Acquisition was $6.0 million for the six months ended June 30, 2026, as compared to $3.0 million for the six months ended June 30, 2025. Depreciation and amortization for assets and intangibles acquired in the DE Flow Contribution and the Shallow Valley Contribution was $4.8 million and $0.7 million, respectively.

Gain on investment in sales-type lease. During the six months ended June 30, 2026, we recognized a non-recurring and non-cash gain of $3.3 million on net investment in sales-type lease related to the C-Store lease on our acreage. The C-Store lease was classified as a sales-type lease during the period following the completion of construction in February 2026, with the gain reflecting the excess of the present value of the future lease payments over the fair value of the land derecognized. No comparable gain was recognized in the six months ended June 30, 2025.

Gain on extinguishment of debt. During the six months ended June 30, 2026, we recognized a non-recurring and non-cash gain on extinguishment of debt of $20.4 million related to the paydown of the Predecessor Credit Facility. During the six months ended June 30, 2025, we recognized a non-recurring and non-cash loss on extinguishment of debt of $70.0 million related to the upsize of the Predecessor Credit Facility in connection with the Accelerated Acquisition. See Note 6 — Long Term Debt within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest expense. Interest expense increased by $1.9 million, or 21.2%, to $10.6 million for the six months ended June 30, 2026, as compared to $8.8 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in the average outstanding debt balance during the period, driven by the $204.0 million term loan used to fund the Accelerated Acquisition and the $70.0 million term loan used to fund the Intrepid Acquisition. See ”—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(37,536)	$(70,798)	$(34,173)	$(71,907)
Adjustments:
Depreciation and amortization	10,275	4,445	14,866	5,838
Interest expense	4,812	6,068	10,646	8,783
Income tax expense (benefit)	(80)	—	150	—
EBITDA	(22,529)	(60,285)	(8,511)	(57,286)
Adjustments:
Gain on investment in sales-type lease	—	—	(3,275)	—
(Gain) loss on extinguishment of debt	(20,352)	70,001	(20,352)	70,001
Share-based compensation - IPO Stock-based awards	57,350	—	57,350	—
Share-based compensation - RSUs	4,088	—	4,088	—
Transaction-related expenses(1)	11,267	2,415	14,346	2,604
Other(2)	9	—	9	30
Adjusted EBITDA	$29,833	$12,131	$43,655	$15,349
Net income (loss) margin	(90.4)%	(296.7)%	(52.9)%	(232.5)%
Adjusted EBITDA Margin	71.8%	50.8%	67.6%	49.6%

(1) Transaction-related expenses consist of non-recurring professional services expenses, including banker fees, legal and professional fees and integration costs directly attributable to completed or contemplated transactions, including the IPO. We do not adjust for ongoing integration or optimization costs unless they are incremental, and directly attributable to the transaction.

(2) Other consists of loss on sale of assets.

Free Cash Flow and Free Cash Flow Margin

Free Cash Flow and Free Cash Flow Margin are performance measures used by our management and by external users of our Financial Statements, such as investors, research analysts and others, to assess our ability to generate cash from operations to repay our indebtedness, return capital to our shareholders and fund potential acquisitions without access to external sources of financing for such purposes. To calculate Free Cash Flow, net income is adjusted by the same items discussed above for EBITDA and Adjusted EBITDA (other than interest expense and income tax expense / benefit) and then further adjusted for incurred capital expenditures, changes in accounts payable related to capital expenditures, non-cash interest expense, and non-cash tax expense. Free Cash Flow Margin is calculated as Free Cash Flow divided by total revenue.

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

The following table sets forth a reconciliation of net loss as determined in accordance with GAAP to Free Cash Flow and Free Cash

Flow Margin, respectively, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(37,536)	$(70,798)	$(34,173)	$(71,907)
Adjustments:
Depreciation and amortization	10,275	4,445	14,866	5,838
Non-cash interest	(1,564)	(2,166)	(4,018)	(1,917)
Non-cash taxes	(155)	—	(173)	—
Gain on investment in sales-type lease	—	—	(3,275)	—
(Gain) loss on extinguishment of debt	(20,352)	70,001	(20,352)	70,001
Share-based compensation - IPO share-based compensation expense	57,350	—	57,350	—
Share-based compensation - RSU share-based compensation expense	4,088	—	4,088	—
Transaction-related expenses(1)	11,267	2,415	14,346	2,604
Other(2)	9	—	9	30
Capital expenditures	(949)	(4,092)	(1,784)	(4,801)
Free Cash Flow	$22,433	$(195)	$26,884	$(152)
Net income (loss) margin	(90.4)%	(296.7)%	(52.9)%	(232.5)%
Free Cash Flow Margin	54.0%	(0.8)%	41.6%	(0.5)%

(1) Transaction-related expenses consist of non-recurring professional services expenses, including banker fees, legal and professional fees and integration costs directly attributable to completed or contemplated transactions, including the IPO. We do not adjust for ongoing integration or optimization costs unless they are incremental and directly attributable to the transaction.

(2) Other consists of loss on sale of assets.

Liquidity and Capital Resources

Overview

Historically, the Predecessor’s principal sources of liquidity have included borrowings under the Predecessor Credit Facility as well as capital contributions from our various equity owners. Following the IPO, our primary sources of liquidity are cash flows from operating activities and, if deemed necessary, proceeds from borrowings under the Credit Facility. Our primary liquidity and capital requirements will be for our operating expenses, servicing of any outstanding debt, general company needs and investing in our business, including the potential acquisition of additional surface acreage. Our resources are sufficient to meet our needs over the next twelve months.

As of June 30, 2026, our working capital, calculated as current assets minus current liabilities, was $46.4 million, and we had cash and cash equivalents of $61.8 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Net cash provided by (used in) operating activities	$(2,166)	$17,401	$(19,567)	(112.4)%
Net cash provided by (used in) investing activities	(63,938)	(204,485)	140,547	68.7%
Net cash provided by (used in) financing activities	118,836	200,368	(81,532)	(40.7)%
Net increase in cash, cash equivalents and restricted cash	$52,732	$13,284	$39,448	297.0%

Operating Activities. Net cash used in operating activities was $2.2 million for the six months ended June 30, 2026, as compared to net cash provided by operating activities of $17.4 million for six months ended June 30, 2025, an unfavorable variance of $19.6 million. The decrease was primarily driven by an $18.0 million unfavorable change in third-party accounts receivable and accounts payable, primarily driven by the Hydrosource Distribution, DE Flow Contribution and Shallow Valley Contribution during the six months ended

June 30, 2026; a $9.8 million unfavorable change in other working capital, other than cash, primarily related to prepaid expenses and other current assets; and a $4.1 million unfavorable change in related-party accounts receivable and accounts payable, as a $9.2 million source of cash from related-party accounts payable was more than offset by a $13.0 million use of cash from related-party accounts receivable. These decreases were partially offset by higher net income, net of non-cash items, of $12.5 million driven by the DE Flow Contribution and Shallow Valley Contribution assets acquired.

Investing Activities. Net cash used in investing activities was $63.9 million for the six months ended June 30, 2026, as compared to net cash used in investing activities of $204.5 million for six months ended June 30, 2025, a decrease of $140.5 million. The change was primarily driven by a $135.4 million decrease in cash consideration paid for acquisitions, as the purchase price of the Intrepid Acquisition during the six months ended June 30, 2026 was significantly lower than the purchase price of the Accelerated Acquisition during the six months ended June 30, 2025, as well as $2.1 million of proceeds received from the sale of property, plant and equipment during the six months ended June 30, 2026. Capital expenditures decreased by $3.0 million to $1.8 million for the six months ended June 30, 2026, as compared to $4.8 million for the six months ended June 30, 2025. Capital expenditures during the period were funded by cash on hand and cash flows from operating activities.

Financing Activities. Net cash provided by financing activities was $118.8 million for the six months ended June 30, 2026, as compared to net cash provided by financing activities of $200.4 million for six months ended June 30, 2025, a decrease of $81.5 million. The change was primarily driven by $276.2 million of payments on long-term debt during the six months ended June 30, 2026, as compared to $1.8 million during the six months ended June 30, 2025, as all outstanding debt was repaid with the proceeds from the IPO, as well as lower proceeds from the term loan of $70.0 million during the six months ended June 30, 2026, as compared to $204.0 million during the six months ended June 30, 2025, as the borrowings used to fund the Intrepid Acquisition were smaller than those used to fund the Accelerated Acquisition. These decreases were partially offset by $342.3 million of net proceeds received from the issuance of Class A shares in connection with the IPO during the six months ended June 30, 2026, with no comparable activity during the six months ended June 30, 2025. The change also reflected $8.2 million of cash paid for deferred offering costs in connection with the IPO with less than $0.1 million in the six months ended June 30 2025, $5.6 million of debt issuance costs as compared to $6.6 million during the six months ended June 30, 2025, and $3.6 million of distributions to owners during the six months ended June 30, 2026, compared to none during the six months ended June 30, 2025.

Capital Requirements

EagleRock Credit Facility

EagleRock Credit Facility. On May 4, 2026, OpCo entered into the Credit Facility. The Effective Date of the Credit Facility was June 8, 2026. The Credit Facility provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million, including a $10.0 million letter of credit sublimit, together with the ability to request increases in the commitments of up to an additional $100.0 million; provided that any such request for an increase must be in a minimum amount of $25.0 million and is limited to a maximum of four such requests. The Credit Facility and all borrowings thereunder will mature on June 8, 2031.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate or Daily Simple SOFR, plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio. The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition), and customary events of default. As of June 30, 2026, the Credit Facility was undrawn, with no letters of credit outstanding.

Predecessor Credit Facility

On April 4, 2024, certain subsidiaries of the Predecessor entered into a 5-year financing agreement that included a $72.0 million term loan and a revolving credit facility (as amended, the “Predecessor Revolver”) with a maximum borrowing base of $5.0 million, both of which mature on April 4, 2029 (the “Predecessor Credit Facility”). On February 28, 2025, the Predecessor amended the Predecessor Credit Facility to increase the maximum borrowing base by $7.5 million, and further amended it on April 14, 2025 to increase the maximum Term Loan borrowing base by an additional $204.0 million term loan. On April 1, 2026, the Predecessor Credit Facility was amended again to increase the Term Loan borrowing base by an additional $70.0 million term loan (“Intrepid Term Loan”) in order to fund the acquisition of approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC (the “Intrepid Acquisition”) for total consideration of approximately $70.0 million. The assets acquired in the Intrepid Acquisition as well as the Intrepid Term Loan were not contributed to us in connection with the IPO.

Borrowings (other than the Intrepid Term Loan) under the Predecessor Credit Facility bore interest at the secured overnight financing rate (“SOFR”), plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.0%—8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. The Intrepid Term Loan bore interest at SOFR, plus the applicable margin or certain reference rate, plus the applicable margin, which is set at 8.25%—8.75% depending on the applicable leverage ratio for the most recent four consecutive quarters. Principal amounts borrowed under the Predecessor Revolver may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date became due and payable on such date.

As of December 31, 2025, there was $265.6 million of total outstanding borrowings under the Predecessor Credit Facility consisting of $7.0 million of revolving credit borrowings and $258.6 million of term loan borrowings and excluding $35.1 million of unamortized premium. The weighted average interest rate on the total amount of borrowings outstanding under the Predecessor Credit Facility as of December 31, 2025 was 12.83% in the case of revolving credit borrowings, and 12.81% in the case of term loan borrowings. The Predecessor was in compliance with all affirmative and negative covenants under the facility.

On May 4, 2026, certain subsidiaries of the Predecessor entered into the Sixth Amendment. The Sixth Amendment, among other things, (i) provided the lenders’ consent to the IPO, (ii) effected the joinder of OpCo as the new parent under the Predecessor Credit Facility, (iii) released Hydrosource and the Predecessor from their obligations thereunder, with the Fifth Amendment Term Loans being transferred to a separate credit agreement, and (iv) required the establishment of a segregated account with a minimum balance of $270.0 million to be funded from the IPO proceeds.

On June 3, 2026, OpCo repaid the entire balance of the Predecessor Credit Facility with a cash payment of $269.1 million. As a result of the repayment, the Company recorded a non-cash gain on extinguishment of debt of approximately $20.4 million.

Predecessor Warrants

In connection with its entry into the Predecessor Credit Facility, the Predecessor issued the Predecessor Warrants, which were exercisable for equity interests in the Predecessor, to the TCW Entities. In connection with the amendment to the Predecessor Credit Facility in April 2025 referenced above, the Predecessor issued Predecessor Warrants to a new creditor and modified the terms of the original Predecessor Warrants. The net effect of the issuance and modification reduced the total number of Predecessor Warrants outstanding from 1,001 to 900. See “Note 6—Long Term Debt” within the notes to the consolidated financial statements and included elsewhere in this Quarterly Report for further information with respect to the Predecessor Warrants. The Predecessor Warrants are obligations of the Predecessor and are not obligations of us or OpCo.

As described in “Corporate Reorganization,” in connection with the IPO, each TCW Entity, pursuant to the Warrant Exercise Agreement, exercised a portion of its Predecessor Warrants and forfeited the remaining portion, which were irrevocably cancelled, immediately following which (i) the Predecessor distributed 14,939,952 OpCo Units and a corresponding number of Class B shares to the TCW Entities in redemption of the units of itself received in respect of the Exercised Warrants, (ii) each warrant agreement between the Predecessor and the TCW Entities was terminated and (iii) each of the Rollover TCW Entities merged with one or more newly formed subsidiaries of the Company and received one Class A share in exchange for each OpCo Unit (and Class B share) it held, or an aggregate 4,560,688 Class A shares. As a result, the Predecessor Warrants are no longer outstanding following the IPO.

Critical Accounting Estimates

Business Combinations

We account for business combinations using the acquisition method of accounting in accordance with ASC 805, whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Significant estimates may be used to determine the fair value of assets acquired and liabilities assumed. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisitions, as additional information about conditions existing at the acquisition date becomes available.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an ”emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our Financial Statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

As of June 30, 2026, the Henry Hub spot price of natural gas was $3.34 per MMBtu and the WTI posted price was $70.56 per barrel.

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

Market Risk

Demand for the use of our land and resources is largely driven by activity levels in the energy industry within the Permian Basin. These activity levels are influenced by numerous factors outside of our control, including the supply of and demand for oil and natural gas; current prices and expectations for future prices; costs associated with exploring, developing, producing and delivering oil and natural gas; rates of decline in existing production; the discovery of new reserves; available pipeline, rail and other transportation capacity; weather conditions; domestic and global economic conditions; political instability both in the U.S. and in other oil-producing regions; environmental regulations; technological advances affecting energy consumption; the ongoing transition to a low-carbon economy; the price and availability of alternative fuels; advancements in alternative energy production; the ability of energy companies to secure equity or debt financing; and consolidation, merger and divestiture activity within the energy sector. U.S. energy production, including oil and natural gas development, has historically been volatile.

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

To manage this risk, we assess the creditworthiness of each counterparty and customer and continuously monitor our exposure through credit analysis and monitoring procedures, including reviewing credit ratings, financial statements and payment history. For the six months ended June 30, 2026, 4 customers accounted for 58% of our total revenues, respectively. For the six months ended June 30, 2025, 3 customers represented 45% of total revenues. No other customer accounted for more than 10% of total revenues. Based on these assessments, we believe the credit risk associated with our counterparties and customers is within an acceptable range.

Interest Rate Risk

Our ability to borrow, as well as the interest rates available to us, may be adversely affected by deterioration in the credit markets or a decline in our credit profile or credit rating. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate or Daily Simple SOFR, plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Leverage Ratio.

As of June 30, 2026, we had no outstanding borrowings under the Credit Facility. We do not currently have, and do not plan to enter into, any derivative instruments to hedge against fluctuations in interest rates applicable to any future outstanding debt. See ”Credit Facility.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than as described below, we have not identified any changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the identified material weaknesses, our management has implemented and is continuing to enhance our internal control over financial reporting. Our remediation plan includes: (i) recruiting additional qualified financial reporting and accounting personnel following the completion of the IPO to enhance our financial reporting capabilities; (ii) establishing a Sarbanes-Oxley Act of 2002 compliance program and internal audit function (in-house and/or co-sourced) with direct reporting to the audit committee; (iii) enhancing our financial close and reporting processes, policies and controls, including formal documentation, risk assessment and monitoring; (iv) implementing and enforcing information technology general controls over user access, security, change management, backups and logging, and periodic user access reviews; (v) implementing or upgrading enterprise resource planning and related sub-ledger systems and strengthening IT application controls; (vi) enhancing governance over non-routine and complex transactions (including business combinations, equity awards and income taxes) through technical accounting reviews and documented control approvals; and (vii) increasing oversight of and obtaining third-party SOC 1 reports (or equivalent assurance) for critical outsourced service providers and implementing complementary user controls. Our management is in the process of evaluating potential remediation efforts and will continue to assess the design and operating effectiveness of potential new controls. The material weaknesses will not be considered remediated until the applicable controls have been designed, implemented, and operated effectively for a sufficient period of time.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are periodically party to proceedings and claims incidental to our business. While the outcome of many of these matters may not be predicted with certainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our financial position or on our liquidity, capital resources, future results of operations or cash flows. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any estimated reserves as appropriate to reflect our assessment of the then-current status of the matters.

Item 1A. Risk Factors.

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers.

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S‑K.

Disclosure in Lieu of Reporting on a Current Report on Form 8-K.

Item 1.01. Entry into a Material Definitive Agreement.

On August 10, 2026, OpCo acquired approximately 22,000 fee surface acres, approximately 28,000 federal grazing lease acres and the related water rights, contracts and permits from Hydrosource for an aggregate purchase price of approximately $78.2 million in cash, subject to customary purchase price adjustments, pursuant to an Asset Purchase Agreement, dated August 10, 2026, between OpCo and Hydrosource (the "Purchase Agreement"). Hydrosource is a wholly owned subsidiary of Lea & Eddy Holdings, LLC, which owns approximately 26% of our Class B shares and is entitled to designate 2 directors to our board of directors under a shareholder's agreement with the Company

The assets acquired in the EagleRock-Intrepid Acquisition were originally acquired by Hydrosource in the Intrepid Acquisition pursuant to an Asset Purchase Agreement, dated as of April 1, 2026 (the “Intrepid Purchase Agreement”). In connection with the EagleRock-Intrepid Acquisition, Hydrosource assigned to OpCo all of Hydrosource’s right, title and interest in and to the Intrepid Purchase Agreement, and OpCo assumed Hydrosource’s obligations thereunder, in each case effective as of the closing of the EagleRock-Intrepid Acquisition.

The Purchase Agreement contains customary representations and warranties, covenants and indemnification provisions. Such representations, warranties and other provisions were made only for purposes of the Purchase Agreement and as of specific dates and were solely for the benefit of the parties thereto. The Purchase Agreement is a contractual document that establishes and governs the legal relations among the parties thereto and is not intended to be a source of factual, business or operational information about the Company, OpCo, Hydrosource or the acquired assets. The representations and warranties made in the Purchase Agreement may be (i) qualified by disclosure schedules containing information that modifies, qualifies or creates exceptions to such representations and warranties and (ii) subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2.01. Completion of Acquisition or Disposition of Assets.

The information contained in Item 1.01 is incorporated by reference into this Item 2.01.

Item 6. Exhibits

Exhibit Number	Description
2.1#+*	Asset Purchase Agreement, dated as of August 10, 2026, by and between Hydrosource Logistics, LLC, as Seller, and EagleRock Land Operating, LLC, as Buyer.

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

EagleRock Land, LLC

Date: August 13, 2026	By:	/s/ Neal H. Shah
Neal H. Shah
President and Chief Financial Officer (Principal Financial Officer)