Form 10-Q
period 2026-09-30
EagleRock Land, LLC
filed 2026-11-12
CIK 2104882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, the registrant had 26,355,259 Class A shares and 105,164,311 Class B shares outstanding, each representing limited liability company interests.

GLOSSARY OF CERTAIN INDUSTRY TERMS

Bbl. One barrel, a unit of volume used for measuring oil.

Brackish Water. Water with salinity levels between seawater and fresh water.

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

Produced Water Handling Facilities. Facilities employed for the treatment, handling and disposal of saltwater produced with oil and natural gas into an underground formation.

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

WTI. West Texas Intermediate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our final prospectus, dated May 13, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 14, 2026, in connection with our initial public offering (the “Prospectus”). By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to, the following:

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
•
changes in state and federal land use policies that change or restrict our right to use state and federal leased land, or increase the cost of such leases;
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
•
our and our customers’ ability to obtain government approvals or acquire or maintain necessary permits, including those related to the development and operation of produced water handling facilities, mines, water wells and data centers or other industrial facilities;
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
•
changes in laws and regulations (or the interpretation thereof), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, data center permitting, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
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

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$12,294	$9,042
Accounts receivable, net	17,608	13,096
Accounts receivable - related party	16,127	—
Inventory	308	310
Prepaid expenses and other current assets	1,887	8,765
Total current assets	48,224	31,213

Property, plant and equipment, net	404,370	55,586
Right of use assets, net	1,471	1,565
Intangible assets, net	711,360	191,240
Goodwill	643,270	—
Net investment in sales-type lease	3,209	—
Deferred offering costs	—	1,459
Other noncurrent assets	5,612	947
TOTAL ASSETS	$1,817,516	$282,010

LIABILITIES AND SHAREHOLDERS' AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,130	$4,433
Accounts payable - related party	325	2,684
Accrued liabilities	3,981	2,909
Current income taxes payable	675	42
Current deferred revenue	149	533
Current operating lease liability	124	492
Current debt - related party	—	6,038
Total current liabilities	6,384	17,131

Non-current liabilities
Operating lease liability, less current portion	1,350	1,019
Deferred tax liability, net	10,515	10,852
Deferred revenue, less current portion	—	94
Long-term debt	70,000
Long-term debt - related party, less current portion	—	294,629
Other noncurrent liabilities	2,729	—
Total non-current liabilities	84,594	306,594

Commitments and contingencies (See Note 13)

SHAREHOLDERS' AND MEMBERS' EQUITY
Members' deficit	—	(41,715)
Class A shares, unlimited shares authorized and 26,355,259 shares issued and outstanding as of September 30, 2026. None authorized, issued or outstanding as of December 31, 2025	351,296	—
Class B shares, unlimited shares authorized and 105,164,311 shares issued and outstanding as of September 30, 2026. None authorized, issued or outstanding as of December 31, 2025	20	—
Retained earnings	(5,455)	—
Total shareholders' equity attributable to EagleRock Land, LLC	345,861	—
Noncontrolling interest	1,380,677	—
Total shareholders' equity and members' equity	$1,726,538	$(41,715)
TOTAL LIABILITIES AND EQUITY	$1,817,516	$282,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Resource sales	$9,588	$11,928	$56,244	$36,082
Resource sales - related party	3,102	—	3,752	509
Surface use related revenues	11,032	4,547	20,066	9,713
Surface use related revenues - related party	244	—	244	—
Surface use royalties	2,193	1,055	4,428	2,156
Surface use royalties - related party	17,189	—	23,197	—
Total revenues	43,348	17,530	107,931	48,460

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	3,849	5,281	14,809	14,889
Related party cost of sales	465	3,837	5,891	7,464
General and administrative expense	10,492	2,346	90,812	7,065
Related party general and administrative expense	192	4	198	235
Depreciation and amortization expense	15,889	4,559	30,755	10,397
Loss (gain) on sale of property, plant and equipment, net	—	—	9	30
Gain on investment in sales-type lease	—	—	(3,275)	—
Total operating expenses	30,887	16,027	139,199	40,080
INCOME (LOSS) FROM OPERATIONS	12,461	1,503	(31,268)	8,380

OTHER EXPENSE (INCOME)
Interest expense, net	903	6,391	11,549	15,174
Loss (gain) on extinguishment of debt	—	—	(20,352)	70,001
Total other expense (income)	903	6,391	(8,803)	85,175

INCOME (LOSS) BEFORE INCOME TAXES	11,558	(4,888)	(22,465)	(76,795)

Income tax expense (benefit)	286	—	436	—
NET INCOME (LOSS)	$11,272	$(4,888)	$(22,901)	$(76,795)
NET INCOME (LOSS) ATTRIBUTABLE TO PREDECESSOR	$—		$5,624
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	$9,165		$(23,070)
NET INCOME (LOSS) ATTRIBUTABLE TO EAGLEROCK LAND, LLC	$2,107		$(5,455)

Basic and diluted net income (loss) per Class A share(1)	$0.08		$(0.21)

Basic and diluted weighted average Class A shares outstanding	26,490,396		26,450,820

(1) Basic and diluted net income (loss) per Class A share is applicable only for the period from May 15, 2026 through September 30, 2026 which is the period following the initial public offering (as defined in Note 1 - The Company to the unaudited condensed consolidated financial statements). Refer to Note 12 - Earnings Per Share for the basis of the computation of net income (loss) per share.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Consolidated Statements of Shareholders’ and Members’ Equity

(In thousands, except for share amounts)

Nine Months Ended September 30, 2026

		Class A		Class B		Retained Earnings	Non-controlling Interest	Total Shareholders' and Members' Equity
	Members' Equity	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, January 1, 2026	$(41,715)	—	$—	—	$—	$—	$—	$(41,715)
Net income attributable to Predecessor	3,363	—	—	—	—	—	—	3,363
Balance, March 31, 2026	$(38,352)	—	—	—	—	—	—	$(38,352)
Net income attributable to Predecessor	2,261	—	—	—	—	—	—	2,261
Hydrosource Distribution	$(25,591)	—	—	—	—	—	—	(25,591)
Non-cash contribution related to the Reorganization Transaction	1,444,028	—	—	—	—	—	—	1,444,028
Effect of the Reorganization Transaction and IPO	$(1,382,346)	24,455,688	323,783	105,164,311	20	—	1,392,332	333,789
IPO Stock-based awards compensation expense	—	—	10,820	—	—	—	46,530	57,350
RSU share-based compensation expense	—	—	771	—	—	—	3,317	4,088
Net income (loss) subsequent to IPO	—	—	—	—	—	(7,562)	(32,235)	(39,797)
Balance, June 30, 2026	—	24,455,688	335,374	105,164,311	20	$(7,562)	1,409,944	1,737,776
Net income (loss)	—	—	—	—	—	2,107	9,165	11,272
RSU and PSU share-based compensation expense	—	—	910				3,699	4,609
Issuance of IPO stock-based awards, net of shares withheld for taxes	—	1,899,571	(26,794)	—	—	—	—	(26,794)
Changes in ownership interest adjustment	—	—	42,131				(42,131)	—
Offering costs	—	—	(325)	—	—	—	—	(325)
Balance, September 30, 2026	—	26,355,259	351,296	105,164,311	20	$(5,455)	1,380,677	1,726,538

Nine Months Ended September 30, 2025

Total Members' Equity
Balance, January 1, 2025	$(1,075)
Net loss	(1,110)
Balance March 31, 2025	$(2,185)
Net loss	(70,797)
Equity classified warrants	18,416
Balance June 30, 2025	$(54,566)
Net loss	(4,888)
Unit issuance	14,015
Balance, September 30, 2025	$(45,439)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,901)	$(76,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization expense	30,755	10,397
Amortization of debt premium, debt discount and debt issuance costs	(3,830)	(4,499)
Loss on sale of property, plant and equipment, net	9	30
Gain on investment in sales-type lease	(3,275)	—
Loss (gain) on extinguishment of debt	(20,352)	70,001
Non-cash share-based compensation expense	66,047	—
Paid-in-kind (non-cash) interest	—	75
Change in operating assets and liabilities:
Accounts receivable	(16,156)	7,358
Accounts receivable - related party	(16,115)	24
Inventory	8	5
Prepaid expenses and other current assets	(1,174)	219
Other noncurrent assets	(34)	(663)
Accounts payable	(3,618)	923
Accounts payable - related party	(25,556)	1,466
Accrued liabilities	1,058	662
Current income taxes	633	(191)
Deferred revenue	(479)	(17)
Operating lease liability	10	(1)
Other noncurrent liabilities	9	—
Deferred income taxes	(338)	—
Net cash provided by (used in) operating activities	(15,299)	8,994

CASH FLOWS FROM INVESTING ACTIVITIES

Cash consideration paid for acquisitions	(142,540)	(191,684)
Capital expenditures	(2,871)	(4,972)
Proceeds from sale of property, plant and equipment, net	2,100	—
Net cash used in investing activities	(143,311)	(196,656)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Class A shares, net of underwriting discounts and fees	342,302	—
Proceeds from issuance of predecessor common units	—	14,015
Offering costs	(8,508)	(202)
Proceeds from term loan	70,000	204,000
Proceeds from revolver	—	4,750
Proceeds from revolving credit facility	80,000	—
Debt issuance costs	(5,685)	(6,580)
Payment on long term debt	(258,610)	(16,640)
Payment on revolver	(7,000)	(6,250)
Payment on revolving credit facility	(10,000)	—
Pre-payment penalty on long term debt	(10,254)	—
Pre-payment penalty on revolver	(300)	—
Taxes paid related to net share settlement of IPO stock-based awards	(26,794)	—
Distribution to Predecessor Members	(3,574)	—
Net cash provided by financing activities	161,577	193,093

Net increase in cash, cash equivalents and restricted cash	2,967	5,431

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	9,327	1,062
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$12,294	$6,493

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,738	$19,598
Cash paid for taxes	$212	$437

SUPPLEMENTAL NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Operating lease, right-of-use assets associated liability	$1,533	$578
Paid-in-kind (non-cash) interest	$-	$75
Change in accounts payable related to capital expenditures	$(313)	$(261)
Change in accounts payable and accrued liabilities related to deferred offering costs	$1,117	$55
Equity classified warrants	$-	$18,416
OpCo units issued for acquisitions	$1,444,028	$-
Non-cash acquisition costs	$(8,000)	$-
Non-cash distribution(1)	$(22,017)	$-

(1) Refer to Note 1 - The Company - Hydrosource Distribution for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

EagleRock Land, LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
The Company

Organization and Business

EagleRock Land, LLC (“EagleRock” or the “Company”) was formed as a Texas limited liability company on December 1, 2025 to serve as the issuer in the IPO (as defined below). The Company is a holding company whose principal asset consists of membership interests (“OpCo Units”) in EagleRock Land Operating, LLC (“OpCo”). As the managing member of OpCo, the Company operates and controls all of the business and affairs of OpCo, and through OpCo, conducts its business. The Company’s accounting predecessor is Lea & Eddy Holdings, LLC (the “Predecessor”). The Company did not have any business transactions or activities from its inception until the acquisition of the OpCo Units, other than related to its formation and its initial capitalization.

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

Initial Public Offering

On May 4, 2026, the Company, OpCo and certain contributing entities (collectively, the “Contributors”) entered into a Contribution and Assignment Agreement pursuant to which certain contributions and corporate reorganization steps were effected on May 15, 2026 in connection with the closing of EagleRock’s initial public offering (the “IPO”). In the IPO, the Company issued 17,300,000 Class A shares representing limited liability company interests (“Class A shares”) at a price to the public of $18.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 2,595,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on May 16, 2026. Additionally, as part of the IPO, 4,560,688 Class B shares representing limited liability company interests (“Class B shares”) (and a corresponding number of OpCo Units) were exchanged for Class A shares. Concurrently with the closing of the IPO, (i) all interests in the subsidiaries of the Predecessor, DE IV Flow LLC (“DE Flow”) and in the entities that own the Shallow Valley Ranch (the “Shallow Valley Ranch ”) were contributed to OpCo in exchange for OpCo Units and (ii) cash was contributed to the Company by such contributors in exchange for a corresponding number of Class B shares.

Hydrosource Distribution

Immediately prior to the IPO, the Predecessor assigned all of its interests in one of its subsidiaries, Hydrosource Logistics, LLC (“Hydrosource”), to HL HoldCo, LLC (“HL HoldCo”) for no consideration (the “Hydrosource Distribution”). Hydrosource retained certain assets and liabilities of the Predecessor such as cash, current assets, other noncurrent assets, certain water infrastructure, surface acreage, current liabilities, and a portion of the Predecessor’s debt balance. The value of the net assets transferred to HL HoldCo was approximately $25.6 million, inclusive of total cash transferred to Hydrosource of approximately $3.6 million, included in the unaudited condensed consolidated statements of cash flows within “Distribution to Predecessor Members”. The non-cash net asset portion of the Hydrosource Distribution, inclusive of the Predecessor reorganization prior to the distribution, was $22.0 million, and is included within the supplemental non-cash operating and financing activities section of the unaudited condensed consolidated statements of cash flows within “Non-cash distribution”. The total net asset balance, excluding cash, consists of approximately $9.5 million of accounts receivable, net, $26.0 million of accounts receivable - related party, net, $0.2 million of other current assets, $71.0 million of property, plant and equipment and net intangible assets, $1.4 million of right of use assets, $8.3 million of accounts payable, $8.5 million of accrued liabilities, $1.3 million of lease liabilities, and $68.0 million of long-term debt. For more information regarding the surface acreage retained by Hydrosource and the debt balance retained by Hydrosource, refer to Note 4 – Acquisitions – Intrepid Acquisition and Note 6 – Long Term Debt – Predecessor Credit Facility. The Hydrosource Distribution was determined to be a transaction between entities under common control, as the Predecessor and HL HoldCo share common ownership. As such, the Hydrosource Distribution was accounted for as a deemed distribution decreasing total shareholders’ and members’ equity, with no gain or loss recorded on the unaudited condensed consolidated statement of operations. The total amount of the deemed distribution was equal to the carrying value of the net assets transferred to HL HoldCo. Furthermore, the Company has a continuing involvement with Hydrosource, as the Company receives royalty revenue from Hydrosource from the operations Hydrosource conducts. Refer to Note 11 – Related Party Transactions for more information on the Company's continuing involvement with Hydrosource. The Company evaluated the Hydrosource Distribution in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations, and determined that the Hydrosource Distribution does not represent a strategic shift and thus does not qualify as a discontinued operation. Therefore, the results of Hydrosource are included in the Financial Statements prior to the Hydrosource Distribution.

Redemption Rights

Pursuant to the Amended and Restated Company Agreement of OpCo, dated as of May 15, 2026 (the “OpCo LLC Agreement”), each holder of an OpCo Unit (other than the Company) (each, a “Redeeming Member”) has the right, subject to certain limitations (the “Redemption Right”), to cause OpCo to acquire all or a portion of its OpCo Units (along with the surrender and cancellation of a corresponding number of our Class B shares) for, at OpCo’s election, either (x) Class A shares at a redemption rate of one Class A share for each OpCo Unit redeemed, subject to adjustment for equity splits, dividends and reclassifications and other similar transactions (“applicable conversion rate adjustments”), or (y) cash in an amount equal to the Cash Election Amount (as defined in the OpCo LLC Agreement) of such Class A shares. Alternatively, upon the exercise of the Redemption Right, the Company has the right, pursuant to the Call Right (as defined in the OpCo LLC Agreement), to acquire each tendered OpCo Unit directly from the Redeeming Member for, at the Company’s election, either (x) one Class A share, subject to applicable conversion rate adjustments, or (y) cash in an amount equal to the Cash Election Amount of such Class A shares. Notwithstanding the foregoing, prior to the Trigger Event (as defined below), (i) OpCo may make a Cash Election (as defined in the OpCo LLC Agreement) to settle a redemption by a Sponsor, and (ii) the Company may make a Cash Election in connection with its exercise of its Call Right with respect to a redemption by a Sponsor, in each case only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption and, in the case of clause (i), contributes to OpCo an amount in cash equal to the net proceeds received by the Company from the issuance of such equity securities. For purposes of the foregoing, the “Sponsors” are, collectively, the Predecessor, Double Eagle IV Midco, LLC (“Double Eagle”) and the existing owners of the Shallow Valley Ranch (the “Shallow Valley Owners”), together with their respective Affiliates (as defined in the OpCo LLC Agreement), and the “Trigger Event” is the first date on which the Sponsors no longer have the right to designate at least a majority of the Company's board of directors (the "Board") pursuant to the Shareholder’s Agreements (as defined in the OpCo LLC Agreement).

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

The Company had no other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025. As such, net income (loss) is equivalent to total comprehensive income (loss).

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

Noncontrolling Interest

These Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not owned by the Company. We allocate net income or loss to noncontrolling interest based on the weighted average ownership during the period. The noncontrolling interest is also subject to change in connection with various equity transactions such as the issuance of Class A shares, the redemption of Class B shares (and corresponding OpCo Units) for Class A shares, or the cancellation of Class B shares (and corresponding OpCo Units), issuance of common stock in connection with the Company's LTIP and associated taxes, and certain changes to OpCo's capital accounts.

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

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, assessment of useful lives and recoverability of long-lived assets, including property, plant and equipment and intangible assets, discount rates underlying our lease right-of-use assets and liabilities, estimates related to deferred tax liabilities, estimates of assets acquired and liabilities assumed in a business combination, valuation of share-based compensation and estimates of fair value of warrants and debt. Management bases its estimates on historical experience, current conditions and various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results could differ from those estimates.

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

As of September 30, 2026, the Company had no restricted cash. As of December 31, 2025, the Company held approximately $0.3 million of restricted cash held as certificates of deposit related to surety bonds associated with right-of-way agreements. The Company has recorded this amount as other noncurrent assets on our unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the amounts shown in the unaudited condensed consolidated statements of cash flows.

	September 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$12,294	$9,042
Other noncurrent assets	—	$285
Total cash, cash equivalents and restricted cash	$12,294	$9,327

Accounts Receivable

Accounts receivable represents amounts due from third-party customers in connection with revenue generating activities, and are reported at historical carrying value, net of write-offs and any provision for credit loss. Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts. A provision for credit loss is evaluated on a regular basis by management and is based upon the collectability of the receivables after considering the historical loss rates, age of receivables, credit rating of the counterparty and prevailing economic conditions. As of September 30, 2026 and 2025, there was no provision for credit loss recorded. At September 30, 2026 and December 31, 2025, the accrued revenue (unbilled receivable) included in accounts receivable, for which the performance obligation has been met to the customer, was approximately $4.4 million and $0.3 million, respectively.

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

Inventory

Inventory is comprised of cattle, which are stated at the lower of cost or net realizable value, with costs determined utilizing the first-in, first-out method. There were no lower of cost or net realizable value inventory adjustments for the three and nine months ended September 30, 2026 and 2025.

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

The estimated useful lives of the major classes of property, plant, and equipment are as follows:

Furniture and fixtures	1-5 years
Vehicles	1-5 years
Buildings	8 - 15 years
Leasehold improvements	2 - 10 years
Water wells, facilities and related equipment	2 - 30 years

Impairment of Long-Lived Assets

Management reviews the Company’s property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability is generally determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2026 and 2025.

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

The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the ROU asset to the future net undiscounted cash flows the asset is expected to generate. If the comparison indicates that the Company will not be able to recover the carrying amount, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds the estimated fair value. There was no impairment of ROU assets for the three and nine months ended September 30, 2026 and 2025.

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

Intangible Assets, Net

The Company recognizes an intangible asset as finite-lived if its useful life is limited by legal, contractual, or economic factors. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The amortization period reflects the pattern in which the asset’s economic benefits are consumed. The Company periodically reviews the remaining useful lives of these assets and revises them if a change in estimate is warranted. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable from its undiscounted future cash flows. The loss is measured as the excess of the carrying amount over the fair value of the asset. No impairments were recorded during the three and nine months ended September 30, 2026 and 2025.

The estimated useful lives of the major classes of intangibles are as follows:

Water rights	15 years
Surface rights	15 years
Saltwater disposal	15 years
Customer contract	13 years
Customer relationships	20 years
Sourced water	25 years

Refer to Note 4 – Acquisitions for further details regarding the Company’s intangible assets.

Internal Use Software

The Company capitalizes certain implementation costs incurred for development and costs incurred for cloud computing software implementations. Costs are primarily comprised of contracted labor and related expenses. Costs are capitalized once the project is defined, funding is committed, and it is determined that the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Cloud computing software implementation costs incurred in a hosting arrangement are capitalized and reported as a component of prepaid expenses and other current assets, and other noncurrent assets. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years. As of September 30, 2026, the Company has capitalized approximately $0.2 million of cloud computing software implementation costs. As of December 31, 2025, the Company had no capitalized cloud computing software implementation costs.

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

As of September 30, 2026, the Company had $8.8 million of deferred offering costs included in shareholders’ and members’ equity on the unaudited condensed consolidated balance sheets, all of which were paid as of September 30, 2026. Total reimbursements paid to a related party in connection with deferred offering costs were approximately $5.3 million for the three and nine months ended September 30, 2026. As of December 31, 2025, the Company had capitalized approximately $1.4 million of deferred offering costs.

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

Warrants

As further discussed in Note 6 - Long-Term Debt, the Predecessor issued warrants to the lenders under the Predecessor Credit Facility. Each holder received the right to acquire Common Units as set forth in the Warrant Agreement. Warrants for common shares are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain variable share provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its warrants for shares of common stock at each reporting date to determine whether a change in classification between equity and liabilities is required. In April 2025, the Company modified the terms of the outstanding warrants in conjunction with a modification of the Company’s long-term debt, removing a variable settlement feature from the warrants. As a result, the outstanding warrants met the requirements for equity classification under ASC 815-40. Accordingly, on April 14, 2025, the warrants were reclassified from liabilities to additional paid-in capital. Subsequently, as a part of the IPO, 733 of the equity classified warrants were exercised during the second quarter of 2026 and the remaining 167 were forfeited. The exercised warrants resulted in the issuance of 10,379,264 Class B shares. The accounting impact was recorded within members' equity with no changes to cash or liabilities.

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

There were no reclassifications between levels during the three and nine months ended September 30, 2026 and 2025.

Fair Value Measurements

Up to the date the warrants were reclassified from liabilities to equity, the fair value of the Company’s liability classified warrants was determined to be de minimis. The valuation of the warrants is considered to be at Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The Company’s non-financial assets, other than those acquired in acquisitions, which consist primarily of property and equipment, right-of-use assets and intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of the warrant liabilities and non-financial assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the unaudited condensed consolidated balance sheets, such as accounts receivable, cash and cash equivalents, and others approximate fair value as of September 30, 2026 and December 31, 2025.

Share-Based Compensation

Restricted Share Units

In connection with the IPO, the Board, adopted a Long-Term Incentive Plan (“LTIP”) for employees, service providers, and directors. The LTIP authorizes up to 13,012,499 Class A shares for issuance and provides the Board with the authority to offer several different types of long-term incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, or substitute awards. On May 20, 2026, and July 9, 2026, the Board authorized the Company’s Chief Executive Officer to grant up to 810,811 and 405,405 restricted stock units (“RSUs”), respectively, to current and future employees and service providers of the Company (other than executive officers). Each RSU represents the right to receive one Class A share upon vesting. RSUs issued to qualifying individuals are recorded on the grant date at fair value. Expense is recognized on a straight-line basis over the requisite service period (the vesting period of the award) as either cost of sales (exclusive of depreciation and amortization) or general and administrative expense in the unaudited condensed consolidated statements of operations. Certain RSU awards contain nonforfeitable rights to dividend equivalents during the requisite service period (“Participating RSUs”).

Dividend equivalents on Participating RSUs are paid to the holder alongside common equity holders of the Company, as if the RSUs were granted as of the date of record for the distribution, regardless of whether the underlying RSU ultimately vests. Other RSU awards contain forfeitable rights to dividend equivalents (“Non-Participating RSUs”). Dividend equivalents on Non-Participating RSUs accrue during the vesting period and are paid only if and when the underlying RSU vests; if the RSU is forfeited prior to vesting, the accrued dividend equivalents are forfeited as well. The Company has elected to account for forfeitures as they occur.

Performance Share Units

Under the LTIP, the Board may approve grants of performance share units (“PSUs”) to certain of the Company's executive officers. PSUs vest based on the Company’s absolute total shareholder return (“TSR”) and relative TSR compared to a peer group, each determined over a three-year performance period, and are subject to the participant’s continued service through the end of the performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to PSUs ranges from zero to 250% of the target number of PSUs originally granted. PSUs include dividend equivalent rights entitling holders to a cash payment upon settlement equal to the dividends that would have been paid on the shares underlying the PSUs that ultimately vest. Dividend equivalents are forfeited if the related PSUs do not vest.

PSUs are measured at fair value on the grant date using a Monte Carlo simulation model. Expense is recognized on a straight-line basis over the requisite service period as general and administrative expense in the unaudited condensed consolidated statements of operations. Because absolute TSR and relative TSR are market conditions and the PSUs are equity classified, compensation cost is recognized over the requisite service period regardless of whether the market conditions are ultimately satisfied, provided the requisite service is rendered. The Company has elected to account for forfeitures as they occur.

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

The Company generates all its revenue from its operations in the Permian Basin. The Company has disaggregated its revenue as follows which is based on the nature of the products and services rendered:

o
Resource sales and resource sales - related party: The Company has water rights to obtain water from its constructed water wells within its ranches or acreage. The Company in certain instances may purchase additional water from external sources to supplement its water supply. Water sales involve the sales of the Company’s water to its customers for oil and gas completion activities. Revenue from the sale of water is recognized at a point-in-time upon delivery to the customer when the performance obligation has been met. Additionally, customers are required to purchase caliche from the Company for the construction of access roads and well pads for which the Company receives a fixed fee per cubic yard of caliche extracted from our surface acreage. Revenue from the sale of caliche is recognized at a point-in-time when the product is delivered. Revenues associated with resource sales for the three months ended September 30, 2026 and 2025 were approximately $9.6 million and $11.9 million, respectively, and $56.2 million and $36.1 million for the nine months ended September 30, 2026 and 2025, respectively. Revenues associated with Resource sales - related party for the three months ended September 30, 2026 and 2025 were $3.1 million and zero, respectively, and $3.8 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 11 – Related Party Transactions for more information on related party revenues.

o
Surface use related revenues and surface use related revenues - related party: Includes surface damage fees, mining revenues, and cattle sales, which are recognized at a point-in-time upon completion of the respective performance obligations, when the product or service is delivered to the customer. Surface damage fees are earned when the disturbance occurs or restoration services are rendered. Cattle sales are earned through the sale of the Company’s cattle inventory. Revenues associated with Surface use related revenues for the three and nine months ended September 30, 2026 and 2025 were approximately $11.0 million and $4.5 million, respectively, and $20.1 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the Company leases certain portions of its land to customers. Income from leases, easement rights, and a man camp is recognized over time as performance obligations are satisfied. Lease revenue has been included as part of our surface use related revenues in the unaudited condensed consolidated statements of operations. Lease revenues for the three months ended September 30, 2026 and 2025 were approximately $0.1 million and less than $0.1 million, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 11 – Related Party Transactions for more information on related party revenues.

o
Surface use royalties and surface use royalties - related party: The Company receives a royalty based on a percentage of gross revenue derived from the use of land and/or volumetric use of infrastructure installed on the Company’s land in exchange for rights of use of the Company’s land, one-time or annual payments and additional fees at each renewal period. The Company typically receives royalties from such operations throughout the lifecycle of customers’ activities on Company land. Surface use royalties include royalties from certain saltwater disposal wells (“SWDs”) on and off ranches and lease payments with a base rate from use of our subsurface pore space, third-party sales of recycled water, development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements. The Company recognizes royalty revenues when the performance obligations are met, which is based on volumes and / or the Company’s contractual royalty percentage. The Company has certain contracts with related parties under which the Company receives a royalty percentage for actual resource usage on the Company’s infrastructure. Under these contracts, the customer has committed to minimum royalties driven by resource usage over contractually specified commitment periods throughout the contract term, and if the customer does not meet the minimum resource usage over a contractually specified commitment period, we receive a shortfall fee. Revenue from these contracts is recognized when actual resource usage occurs. Payments for actual resource usage are typically received one or two months after the month of usage, so the Company accrues revenue earned but not yet received based on estimated or historical usage and contract prices. In addition, at each reporting period, we make a determination as to the likelihood of earning a shortfall fee in a contractual commitment period. When we estimate that customers will not utilize all or a portion of their minimum royalty commitment for a specified commitment period, we recognize revenue in proportion to the pattern of exercised rights for the respective commitment period. Revenues associated with surface use royalties for the three months ended September 30, 2026 and 2025 were approximately $2.2 million and $1.1 million, respectively, and $4.4 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively. Revenues associated with surface use royalties - related party for the three months ended September 30, 2026 and 2025 were approximately $17.2 million and zero, respectively, and $23.2 million and zero for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 11 – Related Party Transactions for more information on related party revenues.

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

In some instances, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized within Deferred revenue in our unaudited condensed consolidated balance sheets. The following table shows a summary of deferred revenue activity:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning balance	$627	$175
Payment received/accrued and deferred	25	73
Revenue recognized during the period	(503)	(89)
Ending balance	$149	$159

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

The Company had significant concentrations in revenue from the following significant customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	38%	*	20%	*
Customer B	*	38%	*	28%
Customer C	*	23%	*	17%
Customer D	*	*	12%	11%

* Below 10%

The Company had significant concentrations in accounts receivable from the following significant customers:

	September 30, 2026	December 31, 2025
Customer A	39%	*
Customer B	16%	*
Customer C	*	12%
Customer D	*	15%
Customer E	*	23%
Customer F	*	15%
Customer H	*	14%

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

The Company had concentrations of major suppliers within cost of sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplier A	12%	*	*	*
Supplier B	10%	24%	28%	16%
Supplier D	10%	*	*	*
Supplier E	*	30%	*	33%
Supplier E	*	10%	*	*

* Below 10%

The Company had concentrations of major suppliers within accounts payable as follows:

	September 30, 2026	December 31, 2025
Supplier A	11%	*
Supplier B	*	15%
Supplier C	*	34%

* Below 10%

Debt Issuance Costs

The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, advisory and accounting fees. Debt issuance costs associated with term loans are amortized over the term of the related loan using the effective interest method and are classified as a reduction of long-term debt. The Company’s debt issuance costs associated with revolving credit facilities are amortized on a straight-line basis and presented within other non-current assets on the consolidated balance sheets. Debt issuance cost amortization is included in interest expense. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are charged off in the period in which such an event occurs.

Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state corporate income taxes. The Company had no activity or holdings prior to the IPO. U.S. federal income tax expense (benefit) included in the consolidated statements of operations is calculated primarily based on the Company's share of net income (loss) of OpCo, which is taxed as a partnership. State income tax expense (benefit) included in the consolidated statements of operations is primarily related to the Company’s share of OpCo’s income taxed in New Mexico and the Texas Franchise Tax liability applicable to the Company and OpCo on a consolidated basis. In addition, two of OpCo’s subsidiaries, Desert Ram South, Inc. (“Desert Ram South”) and Desert Ram South Ranch, Inc. (“DRSR”), are corporations subject to federal and state income tax. These two subsidiaries cannot file a consolidated federal income tax return with the Company and thus the Company calculates a separate income tax provision based on the subsidiaries' own operations. The subsidiaries are included in the Company’s consolidated Texas Franchise Tax return.

Prior to the IPO, the Predecessor was treated as a partnership for U.S. federal income tax purposes and therefore has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the IPO. Two of Predecessor’s subsidiaries, Desert Ram South and DRSR were corporations subject to U.S. federal and state income tax. Subsequent to the IPO, OpCo is treated as a partnership for U.S. federal income tax purposes, and as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and taxable income (loss) of OpCo is reported in the respective tax returns of its members.

The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under U.S. GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain U.S. federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income.

The income tax provision reflects the full benefit of all positions that have been taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of September 30, 2026 and 2025, the Company and the Predecessor did not have any uncertain tax positions. Desert Ram South and DRSR’s tax filings for 2022 through 2025 are subject to audit by the U.S. federal and state taxing authorities in jurisdictions where we conduct business. None of the Company’s U.S. federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.

Earnings (Loss) Per Share Attributable to EagleRock

The Company uses the two-class method in its computation of earnings per share. Certain RSUs contain nonforfeitable rights to dividend equivalents and are participating securities (“Participating RSUs”); they do not participate in losses. Other RSUs (“Non-participating RSUs”) and PSUs contain forfeitable rights to dividend equivalents and are not participating securities.

Basic earnings (loss) per share ("EPS") of Class A shares is computed on the basis of the weighted average number of Class A shares outstanding during each period including Class A shares underlying fully vested share-based awards that had not yet been settled as of the reporting date. Diluted EPS of Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for OpCo Units, together with the corresponding Class B shares, which are redeemable for Class A shares on a one-for-one basis. The Company uses the more dilutive of the treasury stock method or the two-class method when evaluating dilution for Participating RSUs, and the treasury stock method for the Non-participating RSUs. PSUs are contingently issuable and are included in diluted EPS under the treasury stock method using the number of shares that would be issuable if the end of the reporting period were the end of the performance period and the effect is dilutive.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2025, we retrospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 8 – Income Taxes.

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

3.
Property, Plant and Equipment

Property, plant and equipment at September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Depreciable property, plant and equipment
Furniture and fixtures	$52	$240
Vehicles	1,615	886
Buildings	1,216	388
Leasehold improvements	6,427	2,076
Machinery and equipment	78,964	29,162
Pipelines and pits	74,147	3,768
Total depreciable property, plant and equipment, gross	162,421	36,520
Accumulated depreciation	(9,722)	(4,120)
Total depreciable property, plant and equipment, net	152,699	32,400
Non-depreciable property, plant and equipment
Land	242,267	23,154
Construction in progress	6,228	32
Construction deposit	3,176	—
Total non-depreciable property, plant and equipment	251,671	23,186
Total property, plant and equipment, net	$404,370	$55,586

All property and equipment are held and used in the United States. Depreciation expense for property, plant and equipment for the three months ended September 30, 2026 and 2025 was approximately $3.0 million and $1.1 million, respectively, and $6.3 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

4.
Acquisitions

EagleRock-Intrepid Acquisition

On August 10, 2026, the Company acquired from Hydrosource, a related party, the assets Hydrosource had acquired from Intrepid-Potash New Mexico, LLC (the "Intrepid Acquisition"), including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.3 million, inclusive of consideration adjustments and transaction costs (the “EagleRock-Intrepid Acquisition”). The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million. Cash consideration of $78.3 million paid by the Company for the Eagle-Rock Intrepid Acquisition on August 10, 2026 is presented within investing activities on the condensed consolidated statement of cash flows.

The Company accounted for the EagleRock-Intrepid Acquisition as an asset acquisition under ASC 805, Business Combinations (“ASC 805”), having determined that the acquired assets do not meet the definition of a business under ASC 805. The total purchase consideration was allocated to the acquired assets based on their relative fair values, resulting in the recognition of approximately $16.5 million of land, approximately $50.0 million of water, surface rights, saltwater disposal rights, and approximately $11.8 million of equipment and other fixed assets. No goodwill was recognized and no liabilities were assumed. The estimated fair value of the acquired intangible assets include significant assumptions of future revenues and cost estimates, discounted using weighted average cost of capital for industry peers, which the Company considers a Level 3 input in the fair value hierarchy under ASC 820, Fair Value Measurement (“ASC 820”).

Prior to the EagleRock-Intrepid Acquisition, on April 1, 2026, the Predecessor completed the Intrepid Acquisition where it acquired assets, including approximately 22,000 fee surface acres and 28,000 federal grazing lease acres and the related water rights, contracts and permits from Intrepid-Potash New Mexico, LLC for total consideration of approximately $70.0 million, of which $8.0 million was paid in December of 2025. The transaction was funded with related party debt resulting in additional term loan principal of $70.0 million and associated debt discount and debt issuance costs of approximately $2.4 million, with a maturity date of December 31, 2027. The assets acquired in the Intrepid Acquisition were retained by Hydrosource in the Hydrosource Distribution and therefore were not contributed to the Company in connection with the IPO. Cash consideration of $62.3 million paid by the Predecessor for the Intrepid Acquisition on April 1, 2026, prior to the Hydrosource Distribution, remains presented within investing activities on the condensed consolidated statement of cash flows. Refer to Note 1 – The Company – Hydrosource Distribution for more information on the Hydrosource Distribution.

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

The Company accounted for the Pitcock Ranch Land Acquisition as an asset acquisition under ASC 805, having determined under the screen test that substantially all of the fair value of the gross assets acquired was concentrated in the acquired fee surface acreage and affixed accessories, a single identifiable asset, such that the acquired set did not meet the definition of a business. Under the cost accumulation model, the total cost of the acquisition was allocated to the assets acquired based on their relative estimated fair values as of the acquisition date, resulting in a recognition of $2.0 million within property, plant and equipment. No goodwill was recognized and no liabilities were assumed. The estimated fair value of the acquired land was determined using a market approach based on observable market data for comparable surface acreage in the region, which the Company considers a Level 2 input within the fair value hierarchy under ASC 820. Fair value estimates involve significant assumptions and judgment.

DE Flow Contribution and Shallow Valley Contribution

On May 15, 2026, as part of the IPO, Double Eagle contributed its interests in DE Flow, including the integrated water infrastructure system in the Midland Basin (the “DE Flow System”) and approximately 882 surface acres, to OpCo (the “DE Flow Contribution”), and the Shallow Valley Owners contributed their interests in the entities that own the Shallow Valley Ranch, including approximately 41,000 surface acres in the Midland Basin and associated assets, to OpCo (the “Shallow Valley Contribution”). The DE Flow Contribution and Shallow Valley Contribution provide the Company with a significant increase in total surface acreage as well as water infrastructure assets that both expand the Company's operating footprint and revenue-generating asset base. The DE Flow Contribution and the Shallow Valley Contribution were accounted for as business combinations under ASC 805, with the purchase price allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of the acquired intangibles, which were estimated utilizing a discounted cash flow model. These methods are considered Level 3 fair value estimates and include significant assumptions of future revenues and cost estimates, discounted using weighted average cost of capital for industry peers. The most significant input to the valuation was the weighted average cost of capital of 9.0%. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

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

Revenues and operating income before taxes from DE Flow for the period from May 15, 2026 through September 30, 2026 amounted to approximately $19.7 million and $5.5 million, respectively. Revenues and operating income before taxes from the Shallow Valley Ranch for the period from May 15, 2026 through September 30, 2026 amounted to approximately $10.7 million and $7.4 million, respectively.

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

Accelerated Acquisition

On April 14, 2025, the Company acquired 100% of the equity interests in Accelerated Water Resources, LLC (“Accelerated”) from Basin Properties, LLC and NGL Water Solutions Permian, LLC (the “Accelerated Acquisition”) in exchange for cash. In connection with the Accelerated Acquisition, the Company acquired two ranches with an aggregate of approximately 72,000 acres consisting of fee acreage and leased acres. The Accelerated Acquisition was financed through long-term debt. The Accelerated Acquisition complements the Company’s business by increasing the total acres owned by the Company and resource sales and royalties from water, caliche and other royalties from saltwater disposal.

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

Pro Forma Financial Information

The following unaudited summary financial information for the three and nine months ended September 30, 2026 as well as the three and nine months ended September 30, 2025 gives effect to the DE Flow Contribution, the Hydrosource Distribution, the Shallow Valley Contribution, and the Accelerated Acquisition as if they had been completed on January 1, 2025. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the DE Flow Contribution, the Hydrosource Distribution, the Shallow Valley Contribution, and the Accelerated Acquisition and related financing occurred on the date noted above, nor is it indicative of future results. The operations related to the DE Flow Contribution and the Shallow Valley Contributions were included in the Company’s results as of May 15, 2026, and the operations related to the Accelerated Acquisition were included in the Company’s results as of April 14, 2025.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Total revenue	$43,348	$115,824
Net income (loss)	$11,272	$(26,305)

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025
Total revenue	$35,982	$110,723
Net income (loss)	$4,680	$(42,672)

5.
Intangible Assets

The following table identifies the weighted average useful lives by class of intangible asset:

Weighted Average Remaining Useful Life (in years)
Water rights	13.4
Surface rights	13.6
Saltwater disposal rights	14.2
Customer contract	12.6
Customer relationship	19.6
Sourced water	24.7

Definite lived intangible assets are comprised of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Water rights	$155,602	$(16,808)	$138,794	$136,166	$(9,783)	$126,383
Surface rights	80,913	(7,783)	73,130	60,550	(4,528)	56,022
Saltwater disposal rights	19,536	(1,044)	18,492	9,300	(465)	8,835
Customer contract	404,459	(11,849)	392,610	—	—	—
Customer relationships	49,605	(944)	48,661	—	—	—
Sourced water	40,285	(612)	39,673
Total	$750,400	$(39,040)	$711,360	$206,016	$(14,776)	$191,240

Amortization expense for the three months ended September 30, 2026 and 2025, for intangible assets, which include permits, water rights, surface rights, customer contracts and customer relationships was approximately $12.7 million and $3.4 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $24.2 million and $8.0 million, respectively.

Estimated remaining amortization expense for the future periods is expected to be as follows:

(in thousands)
Year Ending December 31,
Remainder of 2026	$13,055
2027	52,274
2028	52,274
2029	52,274
2030	52,274
Thereafter	489,209
Total future amortization	$711,360

6.
Long-Term Debt

Predecessor Credit Facility

On April 4, 2024, certain subsidiaries of the Predecessor entered into a 5-year financing agreement that included a $72.0 million term loan (the “First Term Loan”) and a revolving credit facility with a maximum borrowing base of $5.0 million, both of which mature on April 4, 2029 (as amended, the “Predecessor Credit Facility”). The Predecessor Credit Facility was fully and unconditionally guaranteed by the Predecessor. Borrowings under the Predecessor Credit Facility bore interest at the Secured Overnight Financing Rate (“SOFR”), plus the applicable margin or certain reference rate, which was set at 8.0% - 8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. Additionally, a commitment fee of 0.5% applied to undrawn amounts on the revolving credit facility. Borrowings under the Predecessor Credit Facility were secured by a first priority lien and security interest in substantially all assets of the Predecessor. Principal amounts borrowed under the Predecessor Credit Facility were permitted to be repaid early with prepayment penalties varying by year, beginning at 3% and stepping down annually to 1% in the fifth year of the Predecessor Credit Facility. Any principal amounts outstanding on the maturity date, April 4, 2029, would have become due and payable on such date.

In connection with the Predecessor Credit Facility issuance, the Predecessor additionally issued warrants exercisable for an aggregate of 1,001 Common Units (“April 2024 Warrants”), to designated holders. Each holder received the right to acquire Common Units as set forth in the Warrant Agreement. The April 2024 Warrants may have been exercised upon (i) an event of default under the First Term Loan agreement or (ii) an adjustment event, and would have expired ten years from the original issuance date. Because the warrants included a variable settlement feature, the Predecessor concluded the April 2024 Warrants were not indexed to the Predecessor’s own equity and classified them as liabilities. The Predecessor determined the fair value of the April 2024 Warrants at grant date and as of December 31, 2024 to be de minimis. Fair value estimates involve significant assumptions and are classified as Level 3 in the fair value hierarchy.

Interest was payable monthly, with principal payments on the First Term Loan due quarterly, based on the following percentages of the original principal: 1.25% from September 30, 2024 through June 30, 2025; 2.50% from September 30, 2025 through June 30, 2027; and 3.75% from September 30, 2027 through maturity. All remaining principal and accrued interest would have been due at maturity.

On February 28, 2025, the Predecessor amended its Predecessor Credit Facility, resulting in an increased maximum borrowing base of $7.5 million on its revolving credit facility. Financing costs incurred related to the amendment of approximately $0.1 million were added to the principal balance as paid-in-kind interest. On April 14, 2025, the Predecessor further amended the Predecessor Credit Facility (the “April 2025 Amendment”), resulting in an additional $204.0 million term loan (the “Second Term Loan”). The April 2025 Amendment adjusted the amount and timing of the quarterly principal payments due for the First Term Loan and Second Term Loan as follows: 0.3125% from June 30, 2025 through March 31, 2026; 0.625% from June 30, 2026 through March 31, 2027; 0.9375% from June 30, 2027 through March 31, 2028; and 1.25% from June 30, 2028 through maturity. Additionally, the stepped down prepayment penalties were modified to start at 5.0% and stepping down annually to 4.0%, 2.0%, 1.0%, and zero after year 5. All remaining principal and accrued interest on both the First Term Loan and the Second Term Loan would have been due at maturity on April 4, 2029.

In connection with the April 2025 Amendment, the Predecessor (i) issued new warrants to a new creditor (the “April 2025 Warrants”) and (ii) modified the terms of the outstanding April 2024 Warrants. The net effect of the issuance and modification reduced the total number of warrants outstanding from 1,001 to 900. The amendment additionally removed the variable settlement feature from the April 2024 Warrants. As a result, both the amended April 2024 Warrants and the April 2025 Warrants met the requirements for equity classification under ASC 815-40. Accordingly, on April 14, 2025, the Predecessor reclassified the April 2024 Warrant liability to additional paid-in capital. The April 2025 Warrants were allocated a value of approximately $0.8 million, which was recorded within additional paid-in capital, with a corresponding debt discount.

The Predecessor assessed the debt amendment and modified April 2024 Warrants under ASC 470‑50 and concluded that the terms of the new debt are substantially different from the old debt (including the present value of cash flows test exceeding 10%), resulting in extinguishment accounting. Accordingly, the Predecessor derecognized the carrying amount of the old debt and recognized an estimated loss on extinguishment of approximately $70.0 million, which reflects the difference between the carrying amount of the exchanged debt (including unamortized discounts and deferred financing costs of approximately $2.8 million) and the fair value of the new debt, plus fees paid to lenders of approximately $5.6 million and incremental value transferred to the warrantholders of approximately $17.6 million. The $44.1 million premium associated with the debt is primarily attributable to the related party nature of the debt, resulting in a higher interest rate over current market rates. This premium was amortized over the remaining term of the Predecessor Credit Facility utilizing an effective interest rate of approximately 8.2% until it was extinguished during the second quarter of 2026.

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

The Predecessor Credit Facility interest rate was 12.4% as of December 31, 2025.

On April 1, 2026, the Predecessor amended the Predecessor Credit Facility, resulting in a $70.0 million incremental term loan and associated debt discount and debt issuance costs of approximately $2.4 million (the “Intrepid Term Loan”), with a maturity date of December 31, 2027. The Intrepid Term Loan requires quarterly principal payments (1.25% of original principal) beginning on December 31, 2026. Prepayment of the Intrepid Term Loan is allowed; however, in the case of a partial prepayment, such partial prepayment must first be applied to the First Term Loan and the Second Term Loan before it can be applied to the Intrepid Term Loan. The Intrepid Term Loan bears interest at SOFR, plus the applicable margin or certain reference rate, which is set at 8.25% - 8.75% depending on the applicable leverage ratio for the most recent four consecutive quarters. The Predecessor evaluated the amendment and concluded the change in terms did not result in a significant change in the economics of the debt and thus will be accounted for as a debt modification and not an extinguishment of the debt. As such, the related financing costs of $2.1 million will be recorded as additional debt issuance costs and will be amortized over the term of the Predecessor Credit Facility. Additionally, $0.3 million of third-party fees will be capitalized. In connection with the Hydrosource Distribution, the Intrepid Term Loan was distributed to Hydrosource Midstream, LLC. As such, the Intrepid Term Loan was never an obligation of the Company. Refer to Note 1 – The Company – Hydrosource Distribution for more information on the Hydrosource Distribution.

On June 3, 2026, the Company repaid in full all outstanding borrowings under the Predecessor Credit Facility with a cash payment of approximately $269.1 million, funded with proceeds from the IPO. The payment consisted of approximately $258.1 million of outstanding principal, a prepayment premium of approximately $10.6 million, and approximately $0.4 million of accrued interest and fees.

The Company accounted for the repayment as an extinguishment of debt under ASC 470‑50. At the date of repayment, the debt had a net carrying amount of approximately $289.0 million, including approximately $30.9 million of unamortized debt issuance premium, which was derecognized. The Company recognized a pre‑tax gain on extinguishment of approximately $20.4 million, measured as the excess of the net carrying amount over the reacquisition price of approximately $268.7 million (principal plus prepayment premium). The prepayment premium was treated as part of the reacquisition price and reduced the gain rather than being recognized as interest expense; accrued interest of approximately $0.4 million was recognized as interest expense through the repayment date.

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

The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and customary events of default. During the three months ended September 30, 2026, the Company borrowed $80.0 million under the Credit Facility and repaid $10.0 million. As of September 30, 2026, the Company had $70.0 million outstanding borrowings under the Credit Facility. The Company was in compliance with all covenants as of September 30, 2026.

The outstanding balance on long-term debt is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Term loan	$—	$258,610
Revolving line-of-credit	70,000	7,000
Total debt	70,000	265,610
Debt premium (discount) and issuance costs, net	—	35,057
Total debt, net	70,000	300,667
Current portion of long-term debt	—	(6,038)
Long-term debt	$70,000	$294,629

The Level 3 fair value of long-term debt as of December 31, 2025 was approximately $330.0 million. The disclosed fair value of debt is determined primarily utilizing an income approach.

For the three months ended September 30, 2026, the total interest expense related to long-term debt was approximately $1.0 million, inclusive of $0.8 million of coupon interest expense, net of amortization of issuance costs of approximately $0.2 million. Interest expense for the nine months ended September 30, 2026 was comprised of approximately $15.7 million of coupon interest and net amortization of debt premium and issuance costs of $3.8 million. For the three months ended September 30, 2025, interest expense related to long-term debt of approximately $6.4 million includes approximately $8.8 million of coupon interest and amortization of debt premium and issuance costs of approximately $2.5 million. Interest expense related to long-term debt for the nine months ended September 30, 2025 was approximately $15.2 million which included approximately $19.6 million of coupon interest and net amortization of debt premium and issuance costs of $4.5 million.

As of September 30, 2026 there was approximately $130.0 million of available borrowing capacity related to the Credit Facility. As of December 31, 2025, there was approximately $0.5 million of available borrowing capacity related to the Predecessor Credit Facility.

7.
Leases

The Company has operating leases primarily for vehicles. Prior to the Corporate Reorganization, the Predecessor subleased a portion of a corporate office, for which the Predecessor received monthly payments, which have been netted with lease costs in the unaudited condensed consolidated statements of operations and related disclosures. Sublease income recorded within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 totaled less than $0.1 million and there was no sublease income in the three and nine months ended September 30, 2025. The operating lease liabilities are included in Short-term lease liability and Long-term lease liability in the unaudited condensed consolidated balance sheets. Lease costs and other information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Lease Cost
General & administrative expense	$97	$105	$401	$340

Total lease cost	$97	$105	$401	$340

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$32	$136	$339	$483

Lease terms and discount rates are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	6.4 years	2.9 years
Weighted-average discount rate:
Operating leases	5.9%	9.1%

As of September 30, 2026, the future minimum payments under the lease are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
Remainder of 2026	$(202)
2027	342
2028	322
2029	276
2030	269
Thereafter	836
Total future minimum lease payments	$1,843
Less: Interest	(369)
Present value of lease liabilities	$1,474

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

Surface Lease

In 2025, the Company entered into a commercial real estate surface lease agreement with a third-party commercial real estate development company for approximately 6.86 acres of land for the development of a commercial convenience store. The agreement has a total term of up to 60 years, including two extension options. Payments under the lease commenced in the second quarter of 2026. Upon completion of construction during the first quarter of 2026, management determined the lease met the criteria to be classified as a sales-type lease because the present value of fixed and determinable future payments exceeded the fair value of the associated land. As such, the Company derecognized the land and recognized a net investment in the lease, resulting in a $3.3 million gain on net investment in sales-type lease within the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.

8.
Income Taxes

The Company utilized a discrete effective tax rate method, as allowed by ASC 740, Income Taxes (“ASC 740”) to calculate taxes for the three and nine months ended September 30, 2026. The Company determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate. The Predecessor utilized an estimated annual effective rate for the three and nine months ended September 30, 2025.

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2026 was $0.3 million and $0.4 million, respectively, resulting in an effective tax rate of 2.5% and (1.9)%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 21.0 percent primarily due to income attributable to noncontrolling interest, income attributable to nontaxable entities, pre-IPO income not subject to entity-level tax, nondeductible stock compensation under Section 162(m), state income taxes, and changes in the valuation allowance.

The Predecessor had an immaterial amount of income tax expense for the three and nine months ended September 30, 2025, resulting in an effective tax rate of (0.0)% and (0.0)%, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent due to income attributable to nontaxable entities.

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

The Company has a full valuation allowance recorded against its net deferred tax assets related primarily to the Company's investment in OpCo and net operating loss carryforward. Desert Ram South has recorded a deferred tax liability related to its taxable temporary differences. As the Company’s legal entity structure does not permit Desert Ram South to file a consolidated federal income tax return with the Company, the Company’s deferred tax assets may not be offset against Desert Ram South’s deferred tax liability.

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

As part of the IPO, 4,560,688 Class B shares (and a corresponding number of OpCo Units) were exchanged for Class A shares. No other Class B shares were redeemed for Class A shares through September 30, 2026.

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

10.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted Share Units	$4,370	$—	$8,458	$—
Performance Share Units	239	—	239	—
IPO Stock-based Awards	—	—	57,350	—
Total share-based compensation expense	$4,609	$—	$66,047	$—

Performance Share Units

In September 2026, certain of the Company’s executive officers were granted an aggregate of 382,785 PSUs under the LTIP that vest based on the Company’s absolute TSR and relative TSR over the performance period and are subject to cliff vesting at the end of the performance period. The PSUs are equity-classified awards. Because the TSR conditions are market conditions, the grant-date fair value of the PSUs was determined using a Monte Carlo simulation model, with compensation expense recognized on a straight-line basis over the requisite service period, which ends on May 14, 2029.

The following table presents the assumptions used in the Monte Carlo simulation model for the PSUs:

For the Nine Months Ended September 30, 2026
Expected Volatility	37%
Risk-free interest rate	4.6%
Expected term (in years)	2.7
Dividend yield	0%

A summary of PSU activity during the nine months ended September 30, 2026 is shown in the following table:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	—	$—
Granted	382,785	35.80	2.62
Forfeited	—
Outstanding at September 30, 2026	382,785	$35.80	2.62

As of September 30, 2026, remaining unrecognized compensation expense for the PSUs was $13.5 million, which the Company expects to recognize over a weighted average remaining period of approximately 2.6 years.

Restricted Share Units

Under the LTIP, participants were granted RSUs which are subject to graded vesting generally ranging from one to three years. In September 2026, certain of the Company's executive officers were granted RSUs under the LTIP that vest in three equal annual installments on each of the first three anniversaries of the grant date, subject to continued service through each vesting date. The RSUs were determined to be equity-classified awards. The fair value of the RSUs is based on the Company’s Class A share price on the date of grant, with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the nine months ended September 30, 2026 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	1,181,191	23.80
Forfeited	—
Vested	(135,136)	20.46
Outstanding at September 30, 2026	1,046,055	$24.23

As of September 30, 2026, remaining unrecognized compensation expense for the RSUs was $19.7 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.4 years.

IPO Stock-based Awards

Upon completion of the IPO, certain members of the Company’s management were granted Class A shares pursuant to the LTIP. The IPO stock-based awards were determined to be equity-classified awards. In July 2026, the Company issued 1,899,571 Class A shares to certain members of management in settlement of 3,100,001 previously granted shares, net of 1,200,430 shares withheld to satisfy employee tax withholding obligations. In connection with the settlement, the Company paid $27.8 million in cash for tax withholding obligations, of which $1.0 million related to employer payroll taxes and $26.8 million was recorded as a reduction to additional paid-in capital.

A summary of the IPO stock-based awards during the nine months ended September 30, 2026 is shown in the following table:

	IPO Stock-based Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	3,100,001	18.50
Forfeited	—	—
Vested	(3,100,001)	18.50
Outstanding at September 30, 2026	—	$—

As of September 30, 2026, there was no remaining unrecognized compensation expense for the IPO stock-based awards.

11.
Related Party Transactions

DE Flow WSMA

On May 15, 2026, concurrently with the IPO, OpCo entered into the Water System Management Agreement (the “DE Flow WSMA”) with DE Flow and DEF Operating, LLC (“DEF Operating”), both affiliates of Double Eagle. The DE Flow WSMA governs revenue arrangements with respect to the DE Flow System. The initial term of the DE Flow WSMA is 10 years. Pursuant to the terms of the DE Flow WSMA, OpCo is entitled to a royalty equal to 90% of the net proceeds (gross revenues less costs associated with operating the system) generated by the assets operated by DEF Operating, and a minimum royalty commitment of $40.0 million for each of the first five contract years of the initial term and $10.0 million for each of the last five contract years of the initial term. The DE Flow WSMA is supported by an acreage dedication of up to approximately 70,000 acres related to the Company’s Midland Basin water infrastructure assets. For the three and nine months ended September 30, 2026, the Company recognized $13.4 million and $18.5 million in revenue from the DE Flow WSMA.

For the three and nine months ended September 30, 2026, the Company recognized $0.6 million in revenue from shortfall fees related to the minimum royalty commitment, which is included within Surface use royalties - related party within the condensed consolidated statements of operations. As of September 30, 2026, the remaining performance obligations related to the minimum royalty commitment were approximately $230.9 million, of which approximately $20.9 million is expected to be recognized during the remainder of 2026, and the remaining minimum royalty commitment will be recognized in each contractual commitment period year from 2027 through 2035.

The Company did not recognize any revenue related to the DE Flow WSMA in the three or nine months ended September 30, 2025. As of September 30, 2026, the Company had $10.5 million of accounts receivable related to the DE Flow WSMA. The Company evaluated the DE Flow WSMA in accordance with ASC 842, and determined that the agreement was not in the scope of ASC 842, as the agreement does not grant DEF Operating the right to control the use of an identified asset for a period of time in exchange for consideration.

Hydrosource Recycling Agreement

On May 15, 2026, concurrently with the IPO, OpCo entered into the Produced Water Recycling Rights Agreement (the “Hydrosource Recycling Agreement”) with Hydrosource and Hydrosource Midstream, LLC. The Hydrosource Recycling Agreement governs royalty revenue arrangements with respect to recycled water activities on the Company’s land. The Hydrosource Recycling Agreement provides for (i) an initial term of 10 years, (ii) a royalty equal to 31% of the gross selling price for each barrel of recycled water stored, treated, processed, recycled, disposed, purchased or sold on the Company’s land by Hydrosource less applicable taxes, (iii) a royalty equal to 5% of the gross selling price for each barrel of recycled water sold in New Mexico off the Company’s land (for a two year period from the effective date of the agreement), (iv) a $0.04 per barrel transit tariff for volumes of produced water or recycled water transported across the Company’s land solely for purposes of transit to a facility located outside of the Company’s land, (v) a royalty equal to 50% of the gross selling price received by Hydrosource less the amount paid to the supplier for produced water sourced pursuant to the Hydrosource Recycled Water Supply Agreement, (vi) Hydrosource’s payment of 50% of the gross revenue received from the sale of skim oil recovered from the facilities or other operations on the Company’s land, (vii) a five-year minimum royalty commitment of $5.0 million for each of the contract years and (viii) Hydrosource’s two-year exclusive option to develop a solid waste facility on the Company’s land.

For the three and nine months ended September 30, 2026, the Company recognized $0.5 million and $1.4 million in revenue from the Hydrosource Recycling Agreement. For the three and nine months ended September 30, 2026, the Company recognized $2.5 million in revenue from shortfall fees related to the minimum royalty commitment, which is included within Surface use royalties - related party within the condensed consolidated statements of operations. As of September 30, 2026, the remaining performance obligations related to the minimum royalty commitment were approximately $21.1 million, of which approximately $1.1 million is expected to be recognized during the remainder of 2026, and the remaining minimum royalty commitment will be recognized in each contractual commitment period from 2027 through 2030.

The Company did not recognize any revenue related to the Hydrosource Recycling Agreement in the three or nine months ended September 30, 2025. The Company evaluated the Hydrosource Recycling Agreement in accordance with ASC 842, and determined that the agreement was not in the scope of ASC 842, as the agreement does not grant Hydrosource the right to control the use of an identified asset for a period of time in exchange for consideration. As of September 30, 2026, the Company had approximately $2.5 million of accounts receivable from Hydrosource related to the Hydrosource Recycling Agreement and less than $0.1 million due to Hydrosource.

EagleRock-Intrepid Acquisition

On August 10, 2026, the Company completed the EagleRock-Intrepid Acquisition, acquiring from Hydrosource, the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.3 million, inclusive of consideration adjustments and transaction costs. The EagleRock-Intrepid Acquisition was funded with borrowings under the Credit Facility and was accounted for as an asset acquisition. Refer to Note 4 - Acquisitions for additional information.

Other

In the ordinary course of business, the Company transacts with related parties where the Company earns revenue and incurs expenses for the operations of the related party. During the three months ended September 30, 2026, the Company earned less than $0.2 million, $3.1 million, and $0.3 million in related party revenue from these related parties, respectively. During the nine months ended September 30, 2026, the Company earned less than $0.2 million, $3.1 million, and $0.8 million in related party revenue from these related parties, respectively. During the three and nine months ended September 30, 2026, the Company incurred an immaterial amount of related party cost of sales with these related parties. As of September 30, 2026, the Company owed an immaterial amount to the related parties and had $2.7 million due from one of the related parties. The Company also transacted with a different related party and incurred approximately $0.2 million in miscellaneous related party general and administrative expenses with this related party for the three and nine months ended September 30, 2026. The Company did not transact with any of these related parties in the three and nine months ended September 30, 2025.

The Company transacts with a related party for water treatment services where the related party acts as the contractor providing treated water services to the Company and, in certain instances, purchases water from the Company. The Company recognized $0.2 million and $0.3 million of related party revenues for the three and nine months ended September 30, 2026, respectively. The Company recognized zero and $0.5 million of related party revenues for the three and nine months ended September 30, 2025, respectively. The Company incurred related party cost of sales relating to water treatment services of approximately $0.4 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $5.8 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. The Company incurred zero and less than $0.1 million of miscellaneous related party general and administrative expenses for the three and nine months ended September 30, 2026, respectively. The Company incurred less than $0.1 million and $0.2 million of miscellaneous related party general and administrative expenses for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had $0.2 million and no receivables from the related party, respectively. As of September 30, 2026 and December 31, 2025 the Company had $0.1 million and $2.7 million due to the related party, respectively.

In connection with the IPO, the Company recorded related party accounts payable of $15.4 million related to the reimbursement of certain capital expenditures agreed upon under the terms of the DE Flow Contribution and Shallow Valley Contribution. In August 2026, the Company paid approximately $8.4 million and $7.3 million, respectively, toward the reimbursement payable to certain related parties in connection with the DE Flow and Shallow Valley Contribution. The amount paid in connection with the Shallow Valley Contribution was inclusive of an additional $0.3 million due to the related party as of August 3, 2026. As of September 30, 2026, the Company had approximately $0.1 million due to the related parties related to the DE Flow Contribution and Shallow Valley Contribution.

In connection with the Hydrosource Distribution, the Company recorded related party accounts receivable and accounts payable for settlement of allocated balances through the date of the Hydrosource Distribution. In July 2026, the Company paid approximately $9.0 million to a related party to settle allocated balances related to the Hydrosource Distribution.

During the nine months ended September 30, 2025, the Predecessor reimbursed a member related to the purchase of property, plant and equipment in the amount of $0.1 million.

For the nine months ended September 30, 2025, the Predecessor incurred approximately $0.1 million in transportation service costs with an entity in which a director holds an indirect equity interest.

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

There were no other significant transactions or balances with related parties for the three and nine months ended September 30, 2026 and 2025.

12.
Earnings Per Share

Unvested Participating RSUs are participating securities, and the Company applies the two-class method in computing basic EPS for Class A shares. Undistributed earnings are allocated to unvested Participating RSUs only in periods of net income. Non-participating RSUs and PSUs are not participating securities. Diluted EPS reflects the treasury stock method for unvested Non-participating RSUs, the more dilutive of the treasury stock method and the two-class method for unvested Participating RSUs, and the contingently issuable shares method followed by the treasury stock method for PSUs. OpCo Units, together with the corresponding Class B shares, are considered potentially dilutive of Class A shares because they are redeemable for Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

The Company determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of the change to our capital structure as part of the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the period from May 15, 2026 to September 30, 2026, which represents the period subsequent to the IPO.

	Three Months Ended September 30, 2026	Period from May 15, 2026 to September 30, 2026
Numerator
Net income (loss) subsequent to IPO	$11,272	$(28,525)
Less: Net income (loss) attributable to noncontrolling interest	9,165	(23,070)
Net income (loss) attributable to EagleRock Land, LLC	$2,107	$(5,455)
Less: Earnings allocated to participating securities	52	-
Basic and diluted net income attributable to EagleRock Land, LLC	$2,055	$(5,455)

Denominator
Basic and Diluted weighted average shares outstanding	26,490,396	26,450,820

Basic net income (loss) per Class A share	$0.08	$(0.21)
Diluted net income (loss) per Class A share	$0.08	$(0.21)

For the period from May 15, 2026 through September 30, 2026, OpCo Units (and the corresponding Class B shares) were evaluated under the if-converted method, Participating RSUs were evaluated under the two-class method, Non-participating RSUs were evaluated under the treasury stock method, and PSUs were evaluated under the contingently issuable shares method followed by the treasury stock method for potentially dilutive effects. The OpCo Units (and corresponding Class B shares), Participating RSUs, Non-participating RSUs, and PSUs were determined to be anti-dilutive for the three months ended September 30, 2026 and the period from May 15, 2026 to September 30, 2026. Shares determined to be anti-dilutive have therefore been excluded from the computation of diluted net income (loss) per share.

The following table sets forth the gross number of shares underlying potentially dilutive securities outstanding as of September 30, 2026 that were excluded from the computation of diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30, 2026	Period from May 15, 2026 to September 30, 2026
OpCo Units (and corresponding Class B shares)	105,164,311	105,164,311
Participating RSUs	828,317	828,317
Non-Participating RSUs	217,738	217,738
PSUs(1)	382,785	382,785
Total	106,593,151	106,593,151

(1) Represents the target number of PSUs outstanding as of September 30, 2026. The number of Class A shares ultimately issuable ranges from zero to 250% of target based on the Company’s absolute TSR and relative TSR measured over the three-year performance period.

13.
Commitments and Contingencies

From time to time, the Company enters into certain commitments in the normal course of business and is a party to litigation or other legal proceedings that the Company considers to be part of the ordinary course of business. The Company is currently not involved in any legal proceedings that it considers probable or reasonably possible, individually or in aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.

14. Subsequent Events

Credit Facility. On October 9, 2026, the Company repaid $10.0 million on the Credit Facility, and on October 29, 2026, the Company borrowed approximately $16.0 million under the Credit Facility. On November 9, 2026, the Company repaid an additional $10.0 million on the Credit Facility. As of the date of this Quarterly Report, $66.0 million was outstanding under the Credit Facility.

Midland Basin Acquisitions. On October 29, 2026, the Company closed two acquisitions in the Midland Basin totaling approximately 2,000 acres for approximately $15.4 million. The transactions were funded with a combination of cash on hand and borrowings under the Credit Facility. The acquisitions expand the Company’s water resource and storage capabilities and support monetization of the entire Double Eagle dedicated footprint, adding approximately 50 MBbl/d of brackish water supply capacity, 2 MMBbl of above ground storage, and increased produced water disposal capacity. The initial accounting for the acquisitions was not complete as of the date of this Quarterly Report.

Double Eagle V Acreage Dedication. On November 3, 2026, the Company, through its subsidiary DE IV Flow, LLC, entered into a water system management agreement with DEF Operating, LLC and a supply water purchase and produced water gathering and disposal agreement with DEF Operating, LLC and DE West Texas, LLC, each an affiliate of Double Eagle, providing for an additional dedication of approximately 35,000 acres in the Midland Basin in Glasscock and Midland Counties, Texas, bringing the Double Eagle acreage dedication in the Midland Basin to approximately 105,000 acres. Under the water system management agreement, the Company will receive a royalty based on the net proceeds generated by the water system serving the dedicated acreage. Refer to Note 11 – Related Party Transactions for more information on the Company’s agreements with affiliates of Double Eagle.

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

Overview

We are a land management company that owns or controls approximately 288,000 acres in the heart of the Delaware and Midland sub-basins within the prolific Permian Basin. In addition, we have an interest in up to approximately 105,000 acres pursuant to an acreage dedication related to our Midland Basin water infrastructure assets. Our acreage is vital to the efficient development of oil and natural gas resources in the Permian Basin and is strategically located to support the growing surface, resource, infrastructure and related commercial development needs of the power and other emerging industries in the Permian Basin. We do not own the oil and gas mineral interests that underlie our surface acreage.

Our assets are situated in the most active oil and natural gas development and production areas in Texas and New Mexico. The Permian Basin is regarded as the premier region for upstream development due to its prolific remaining resource, low break-even costs and robust network of service and infrastructure companies that support upstream activity. The depth and quality of the remaining resource have attracted large, public and well-capitalized producers who have largely consolidated the core of the Midland and Delaware sub-basins. In turn, the abundance of economic and highly reliable energy has underpinned a number of emerging industries within the Permian Basin, including traditional and renewable power generation, transmission and storage and data centers.

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

On August 10, 2026, the Company completed the EagleRock-Intrepid Acquisition, acquiring from Hydrosource the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.3 million, inclusive of consideration adjustments and transaction costs. The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million. The EagleRock-Intrepid Acquisition was accounted for as an asset acquisition under ASC 805.

On October 29, the Company closed two acquisitions in the Midland Basin totaling approximately 2,000 acres for approximately $15.4 million. The transactions were funded with borrowings under the Credit Facility of approximately $16.0 million. The acquisitions expand the Company’s water resource and storage capabilities and support monetization of the entire Double Eagle dedicated footprint, adding approximately 50 MBbl/d of brackish water supply capacity, 2 MMBbl of above ground storage, and increased produced water disposal capacity.

Material Agreements

On November 3, 2026, the Company, through its subsidiary DE IV Flow, LLC, entered into a water system management agreement with DEF Operating and a supply water purchase and produced water gathering and disposal agreement with DEF Operating and DE West Texas, LLC, each an affiliate of Double Eagle, providing for an additional dedication of approximately 35,000 acres in the Midland Basin in Glasscock and Midland Counties, Texas, bringing the Double Eagle acreage dedication in the Midland Basin to approximately 105,000 acres. Under the water system management agreement, the Company will receive a royalty based on the net proceeds generated by the water system serving the dedicated acreage.

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

On May 4, 2026, OpCo entered into the Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto, providing for a $200.0 million revolving credit facility. See “—Key Factors Affecting Comparability and our Results of Operations—EagleRock Credit Facility” for additional information regarding the terms of the Credit Facility. The Effective Date (as defined in the Credit Facility) of the Credit Facility occurred on June 8, 2026.

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

Other Recent Developments

On October 9, 2026, the Company repaid $10.0 million on the Credit Facility, and in October 2026 it borrowed approximately $16.0 million under the Credit Facility. On November 9, 2026, the Company repaid an additional $10.0 million on the Credit Facility. As of the date of this Quarterly Report, $66.0 million was outstanding under the Credit Facility.

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry have experienced considerable volatility driven by macroeconomic and geopolitical factors, including global conflicts, ongoing ambiguity surrounding tariffs and international trade policies, domestic political developments, elevated inflation and higher interest rates and costs of capital. More recently, the war in the Middle East involving the U.S., Israel and Iran, as well as other countries in the region, the situation in Venezuela, OPEC+ actions and evolving global supply-demand fundamentals have driven significant volatility in commodity prices. From December 31, 2024 to December 31, 2025, average WTI oil prices decreased approximately 14.7%, while average Henry Hub natural gas prices increased approximately 60.2%. During the first quarter of 2026, escalation of the conflict in the Middle East and related disruptions to global shipping routes caused oil prices to rise sharply, with the WTI posted price exceeding $94.00 per barrel before declining to approximately $70.60 per barrel following a ceasefire and partial resumption of shipping routes. During the third quarter of 2026, renewed hostilities and disruptions to shipping caused oil prices to rise again. As of September 30, 2026, the WTI posted price has escalated to approximately $97.18 per barrel.

The situation in the Middle East remains volatile, and oil and natural gas prices may continue to fluctuate significantly, which may affect customer activity levels on our land. Prices at levels supportive of development activity could result in increased development in the Permian Basin, where our acreage and assets are located. However, sustained higher crude oil prices could contribute to general cost inflation, which could adversely impact our profitability to the extent we are unable to timely pass such cost increases through to our customers. In September 2026, the Federal Reserve raised its target range for federal funds rate to 3.75% - 4.00%. General cost inflation could adversely impact our customers’ profitability and, in turn, their willingness to conduct development activity on our acreage. Conversely, a sustained resolution of the conflict, a recovery of regional shipping or new sources of crude oil supply becoming available could also result in lower crude oil prices and reduced activity levels of customers on our acreage.

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

Third Quarter Results

Significant financial and operating highlights for the quarter ended September 30, 2026 and 2025 include:

•
Total revenues of $43.3 million, an increase of 147.3% as compared to the third quarter of 2025;
•
Net income of $11.3 million, compared to a net loss of $4.9 million in the third quarter of 2025;
•
Net income margin of 26.0%, compared to a net loss margin of 27.9% in the third quarter of 2025;
•
Income from operations of $12.5 million, compared to income from operations of $1.5 million in the third quarter of 2025;
•
Adjusted EBITDA(1) of $34.0 million, an increase of 421.7% as compared to the third quarter of 2025;
•
Adjusted EBITDA Margin(1) of 78.5%, compared to 37.2% in the third quarter of 2025;

•
Free Cash Flow(1) of $31.8 million, compared to $(2.5) million in the third quarter of 2025; and
•
Free Cash Flow Margin(1) of 73.3%, compared to (14.5)% in the third quarter of 2025.

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

The table below summarizes revenues on a historical basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Resource sales	$12,690	$11,928	$59,996	$36,591
Surface use related revenues	11,276	4,547	20,310	9,713
Surface use royalties	19,382	1,055	27,625	2,156
Total revenues(1)	$43,348	$17,530	$107,931	$48,460

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

Resource Sales

Under our SUAs, we supply water to upstream operators primarily for use in their well completions in exchange for a per barrel fee. These fees are negotiated and vary depending on the delivery point. Our SUAs provide us with the exclusive right to supply water and certain resources to support an operator’s completion activities on certain parts of our acreage at a negotiated fixed fee per barrel. Similarly, our customers are required to purchase caliche from us for the construction of access roads and well pads for which we receive a fixed fee per cubic yard of caliche extracted from our surface acreage as stipulated in such SUAs.

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

Surface Use Royalties

Under our SUAs, we receive a royalty based on a percentage of gross revenue derived from the use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights to use our land, one-time or annual payments and additional fees at each renewal period. We typically receive royalties from such operations under our SUAs throughout the lifecycle of our customers’ activities on our land. Surface use royalties include royalties from certain saltwater disposal wells (“SWDs”) on and off our ranches and lease payments with a base rate from use of our subsurface pore space, third-party sales of recycled water, development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements.

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

General and Administrative Expenses. General and administrative expenses consist primarily of corporate personnel costs, including salaries, bonuses, service fees, payroll taxes, employee-related insurance, and share-based compensation. These expenses also include professional services such as legal, consulting and accounting fees, as well as information technology and software costs that support our corporate functions. Office-related expenses, such as rent, office equipment rentals, supplies, communications, bank charges and dues and subscriptions, represent an additional component of our administrative cost structure. We also incur various commercial insurance costs, including general liability, directors and officers’ insurance, umbrella liability, workers’ compensation, auto insurance and property insurance, along with other corporate overhead, such as marketing, travel, meals, vehicle lease expenses and miscellaneous administrative expenses. These costs reflect the resources required to manage our business, comply with regulatory and public company requirements and support the organizational infrastructure needed to execute our strategic objectives. Share-based compensation expense includes shares issued to certain members of management upon the completion of the IPO (“IPO Bonuses”) which were recognized at the time of the IPO based on the fair value of the vesting awards. Share-based compensation expense also includes RSUs and PSUs issued under our long-term incentive plan (“LTIP”) which are equity-classified and recognized straight-line over their respective requisite service periods.

See “—Key Factors Affecting Comparability and our Results of Operations—Long-Term Incentive Plan” below and Note 10—Share-Based Compensation to our unaudited condensed consolidated financial statements for additional information regarding share-based compensation.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Statement of Operations Data:
Revenues
Resource sales	$9,588	$11,928	$56,244	$36,082
Resource sales - related party	3,102	—	3,752	509
Surface use related revenues	11,032	4,547	20,066	9,713
Surface use related revenues - related party	244	—	244	—
Surface use royalties	2,193	1,055	4,428	2,156
Surface use royalties - related party	17,189	—	23,197	—
Total revenues	43,348	17,530	107,931	48,460

Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	3,849	5,281	14,809	14,889
Related party cost of sales	465	3,837	5,891	7,464
General and administrative expense	10,492	2,346	90,812	7,065
Related party general and administrative expense	192	4	198	235
Depreciation and amortization expense	15,889	4,559	30,755	10,397
Loss (gain) on sale of property, plant and equipment, net	—	—	9	30
Gain on investment in sales-type lease	—	—	(3,275)	—
Total operating expenses	30,887	16,027	139,199	40,080
Income (loss) from operations	12,461	1,503	(31,268)	8,380

Other expense (income)
Interest expense	903	6,391	11,549	15,174
Loss (gain) on extinguishment of debt	—	—	(20,352)	70,001
Total other expense (income)	903	6,391	(8,803)	85,175

Income (loss) before income taxes	11,558	(4,888)	(22,465)	(76,795)

Income tax expense (benefit)	286	—	436	—
Net income (loss)	$11,272	$(4,888)	$(22,901)	$(76,795)
Net income (loss) Margin	26.0%	(27.9)%	(21.2)%	(158.5)%
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(13,133)	$(8,407)	$(15,299)	$8,994
Investing activities	$(79,373)	$7,829	$(143,311)	$(196,656)
Financing activities	$42,741	$(7,275)	$161,577	$193,093
Operating cash flow margin	(30.3)%	(48.0)%	(14.2)%	18.6%
Supplementary Non-GAAP Financial and Operating Data:
Adjusted EBITDA(1)	$34,012	$6,520	$77,667	$21,870
Adjusted EBITDA Margin(1)	78.5%	37.2%	72.0%	45.1%
Free Cash Flow(1)	$31,758	$(2,549)	$58,642	$(2,700)
Free Cash Flow Margin(1)	73.3%	(14.5)%	54.3%	(5.6)%
Total Water Volumes (MMBbls)(2)	68.9	14.7	140.8	49.2
Selected Balance Sheet Data (at end of period):			September 30, 2026	December 31, 2025
Cash and cash equivalents			$12,294	$9,042
Total assets			$1,817,516	$282,010
Non-current liabilities			$84,594	$306,594
Total liabilities			$90,978	$323,725
Total equity			$1,726,538	$(41,715)

(1) See “Non-GAAP Financial Measures” for a reconciliation of these measures to the nearest financial measures calculated and presented in accordance with GAAP.

(2) See “Total Water Volumes” below for more information on the use of this metric.

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

Key Factors Affecting Comparability and our Results of Operations

Our results of operations may not be comparable to the historical results of our Predecessor for SEC reporting purposes, including for results of operations for the periods presented, primarily for the reasons described below and those described in “Recent Developments.”

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

Following the Corporate Reorganization, we are a holding company and the sole managing member of EagleRock Land Operating, LLC (“OpCo”), consolidating OpCo for financial reporting purposes while initially reflecting a noncontrolling interest for limited liability company interests of OpCo (“OpCo Units”) not owned by us. Our structure is commonly referred to as an “Up-C,” in which public investors hold our Class A shares and thereby an indirect interest in OpCo, while our Existing Owners (as defined herein) and the TCW Entities (as defined herein) initially hold a majority of OpCo Units paired with our Class B shares. Our and OpCo’s capital structures will generally mirror one another to maintain a one-for-one exchange ratio between OpCo Units and our Class A shares. Although organized as a limited liability company, we have elected to be taxed as a corporation for U.S. federal income tax purposes.

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

On August 10, 2026, we completed the EagleRock-Intrepid Acquisition through which we acquired from Hydrosource, a related party, the assets Hydrosource had acquired in the Intrepid Acquisition, including approximately 22,000 fee surface acres, 28,000 federal grazing lease acres, and the related water rights, contracts and permits, for total consideration of approximately $78.3 million, inclusive of consideration adjustments and transaction costs. The transaction was funded with borrowings under the Credit Facility of approximately $80.0 million. See “—Recent Developments — Recent Acquisitions” and Note 4 - Acquisitions for more information on this acquisition. The transaction was accounted for in accordance with applicable GAAP, which resulted in the recognition of identifiable intangible assets and property, plant and equipment of the accounting acquirees at fair value.

On October 29, the Company closed two acquisitions in the Midland Basin totaling approximately 2,000 acres for approximately $15.4 million. The transactions were funded with a combination of cash on hand and borrowings under the Credit Facility. The acquisitions expand the Company’s water resource and storage capabilities and support monetization of the entire Double Eagle dedicated footprint, adding approximately 50 MBbl/d of brackish water supply capacity, 2 MMBbl of above ground storage, and increased produced water disposal capacity.“—Recent Developments — Recent Acquisitions” and Note 14 - Subsequent Events for more information on this acquisition.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate (as defined in the Credit Facility) or Daily Simple SOFR (as defined in the Credit Facility), plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio (as defined in the Credit Facility). The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition (as defined in the Credit Facility)), and customary events of default. As of September 30, 2026, the Company had $70.0 million of outstanding borrowings under the Credit Facility.

On June 3, 2026, OpCo repaid the entire balance of the Predecessor Credit Facility (as defined herein) with a cash payment of $269.1 million.

The paydown of the Predecessor Credit Facility and the subsequent entrance into the Credit Facility resulted in a change in the amount of our outstanding indebtedness and a change in our borrowing costs relative to those of the Predecessor.

Long-Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our board of directors ("the Board") adopted an LTIP, which became effective upon the closing of the IPO, for employees, consultants and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, are eligible to receive awards under the LTIP at the discretion of the Board or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of the Board, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. Our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program at the beginning of the periods presented within this Quarterly Report.

Income Taxes

Prior to the IPO, we and our subsidiaries were primarily entities that were treated as partnerships for U.S. federal income tax purposes. Accordingly, there is no provision or accrual for income taxes for federal and state income tax purposes included in the Predecessor’s financial statements attributable to the passthrough income. However, as a result of the corporate status of Desert Ram South, Inc. (“Desert Ram South”) and Desert Ram South Ranch, Inc. (“DRSR”), the Company has historically accrued U.S. federal and state income taxes related to Desert Ram South’s and DRSR’s taxable earnings.

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

C-Store Sales-Type Lease

During the nine months ended September 30, 2026, we recognized a non-recurring $3.3 million gain on net investment in sales-type lease related to the C-Store lease on our acreage upon completion of the construction and commencement of the lease. This gain is not expected to recur in future periods.

Results of Operations

Three months ended September 30, 2026 Compared to Three months ended September 30, 2025

	Three Months Ended September 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Revenues:
Resource sales	$12,690	$11,928	$762	6.4%
Surface use related revenues	11,276	4,547	6,729	148.0%
Surface use royalties	19,382	1,055	18,327	1737.2%
Total revenues	43,348	17,530	25,818	147.3%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	4,314	9,118	(4,804)	(52.7)%
General and administrative expense	10,684	2,350	8,334	354.6%
Depreciation and amortization expense	15,889	4,559	11,330	248.5%
Loss (gain) on sale of property, plant and equipment, net	—	—	—	NM
Total costs and expenses	30,887	16,027	14,860	92.7%
Income (loss) from operations(1)	12,461	1,503	10,958	NM

Interest expense, net	903	6,391	(5,488)	(85.9)%
Loss (gain) on extinguishment of debt	—	—	—	NM
Total other expense (income)	903	6,391	(5,488)	(85.9)%
Income (loss) before income taxes	11,558	(4,888)	16,446	336.5%
Income tax expense (benefit)	286	—	286	NM
Net income (loss)	$11,272	$(4,888)	$16,160	330.6%

NM - not meaningful

(1) Refer to the table above in "How We Evaluate Our Operations" for a breakout of the above revenue and costs and expense items between third-party and related-party amounts.

Resource sales. Resource sales increased by $0.8 million, or 6.4%, to $12.7 million for the three months ended September 30, 2026, as compared to $11.9 million for the three months ended September 30, 2025. The increase was driven by a $4.1 million increase in fresh water sales and a $1.5 million increase in caliche sales, partially offset by a $4.7 million decrease in recycled water sales due to the Hydrosource Distribution, as the Company no longer directly sells recycled water to customers. The increase in fresh water sales was largely attributable to the Shallow Valley Contribution, which contributed $4.2 million of fresh water sales during the three months ended September 30, 2026, which was not present in the three months ended September 30, 2025. An additional $0.3 million of fresh water sales was attributable to assets acquired in the DE Flow Contribution and the EagleRock-Intrepid Acquisition, partially offset by a $0.4 million decrease in fresh water sales on the Company's other acreage. The increase in caliche sales was primarily attributable to $1.4 million of caliche sales from assets acquired in the EagleRock-Intrepid Acquisition, the Shallow Valley Contribution and the DE Flow Contribution.

Surface use related revenues. Surface use related revenues increased by $6.7 million, or 148.0%, to $11.3 million for the three months ended September 30, 2026, as compared to $4.5 million for the three months ended September 30, 2025. The increase was driven by a $9.0 million increase in land use revenue, partially offset by a $2.3 million decrease in water transfer and logistics revenue charged to customers for the delivery of water to locations different from the point of sale. The increase in land use revenue was largely attributable to assets acquired in the Shallow Valley Contribution, the DE Flow Contribution and the EagleRock-Intrepid Acquisition, which contributed $4.0 million, $0.9 million and $0.4 million, respectively, of land use revenue during the three months ended September 30, 2026, none of which was present in the three months ended September 30, 2025. The remaining $3.8 million increase in land use revenue was attributable to the Company's other acreage. The decrease in water transfer and logistics revenue was due to the largest customer for that service requiring decreased volumes in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Surface use royalties. Surface use royalties increased by $18.3 million, or 1,737.2%, to $19.4 million for the three months ended September 30, 2026, as compared to $1.1 million for the three months ended September 30, 2025. Of the increase, $13.4 million was attributable to assets acquired in the DE Flow Contribution, which contributed $7.6 million of royalties from the sale of recycled water under the DE Flow WSMA and $5.8 million of produced water royalties, and $0.5 million was attributable to royalties earned from the sale of recycled water by Hydrosource pursuant to the Hydrosource Recycling Agreement. An additional $3.1 million of the increase was attributable to shortfall fees recognized by the Company related to the DE Flow WSMA and the Hydrosource Recycling Agreement. Royalties earned under the DE Flow WSMA and the Hydrosource Recycling Agreement are from related parties. An additional $0.8 million of the increase was due to produced water disposal royalties generated from assets acquired in the Shallow Valley Contribution, while $0.5 million of the increase was due to royalties earned from assets acquired in the EagleRock-Intrepid Acquisition.

Cost of sales (exclusive of depreciation and amortization). Cost of sales (exclusive of depreciation and amortization) decreased by $4.8 million, or 52.7%, to $4.3 million for the three months ended September 30, 2026, as compared to $9.1 million for the three months ended September 30, 2025. The decrease was largely due to a $2.5 million decrease in water recycling costs and a $0.6 million decrease in royalty payments for recycled water, each attributable to the Hydrosource Distribution and the Company no longer selling recycled water, as well as a $1.6 million decrease in transport costs and a $0.6 million decrease in water purchases, each attributable to the corresponding decrease in water transfer revenue. The decrease was partially offset by a $0.5 million increase in equipment costs related to assets acquired in the Accelerated Acquisition, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition.

General and administrative expense. General and administrative expense increased by $8.3 million, or 354.6%, to $10.7 million for the three months ended September 30, 2026, as compared to $2.4 million for the three months ended September 30, 2025. The increase was primarily attributable to $4.6 million of share-based compensation expense, which was not present in the comparative period, a $1.6 million increase in professional fees associated with the transition to a public company, a $1.2 million increase in payroll-related costs due to increased headcount related to the IPO, and a $0.5 million increase in insurance costs due to the Company's growing acreage footprint.

Depreciation and amortization expense. Depreciation and amortization expense increased by $11.3 million, or 248.5%, to $15.9 million for the three months ended September 30, 2026, as compared to $4.6 million for the three months ended September 30, 2025. The increase was attributable to assets and intangibles acquired in the DE Flow Contribution, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition. Depreciation and amortization for assets and intangibles acquired in the DE Flow Contribution, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition was $9.3 million, $1.2 million and $0.9 million, respectively.

Interest expense, net. Interest expense decreased by $5.5 million, or 85.9%, to $0.9 million for the three months ended September 30, 2026, as compared to $6.4 million for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in the average outstanding debt balance during the period, as all outstanding debt under the Predecessor Credit Facility was paid off using the proceeds from the IPO. The decrease in interest expense due to the paydown of the Predecessor Credit Facility was offset by the $80.0 million amount drawn under the Credit Facility to fund the EagleRock-Intrepid Acquisition. See ”—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Revenues:
Resource sales	$59,996	$36,591	$23,405	64.0%
Surface use related revenues	20,310	9,713	10,597	109.1%
Surface use royalties	27,625	2,156	25,469	1181.3%
Total revenues	107,931	48,460	59,471	122.7%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	20,700	22,353	(1,653)	(7.4)%
General and administrative expense	91,010	7,300	83,710	1,146.7%
Depreciation and amortization expense	30,755	10,397	20,358	195.8%
Loss (gain) on sale of property, plant and equipment, net	9	30	(21)	(70.0)%
Gain on investment in sales-type lease	(3,275)	—	(3,275)	NM
Total costs and expenses	139,199	40,080	99,119	247.3%
Income (loss) from operations(1)	(31,268)	8,380	(39,648)	NM

Interest expense	11,549	15,174	(3,625)	(23.9)%
Loss (gain) on extinguishment of debt	(20,352)	70,001	(90,353)	NM
Total other expense (income)	(8,803)	85,175	(93,978)	(110.3)%
Income (loss) before income taxes	(22,465)	(76,795)	54,330	70.7%
Income tax expense (benefit)	436	—	436	NM
Net income (loss)	$(22,901)	$(76,795)	$53,894	70.2%

NM - not meaningful

(1) Refer to the table above in "How We Evaluate Our Operations" for a breakout of the above revenue and costs and expense items between third-party and related-party amounts.

Resource sales. Resource sales increased by $23.4 million, or 64.0%, to $60.0 million for the nine months ended September 30, 2026, as compared to $36.6 million for the nine months ended September 30, 2025. The increase was driven by a $28.1 million increase in fresh water sales and a $1.3 million increase in caliche sales, partially offset by a $6.0 million decrease in recycled water sales due to the Hydrosource Distribution, as the Company no longer directly sells recycled water to customers. The increase in fresh water sales was largely attributable to incremental revenue related to the Accelerated Acquisition, which contributed $30.1 million of fresh water sales during the nine months ended September 30, 2026, as compared to $11.1 million during the nine months ended September 30, 2025. In addition, the Shallow Valley Contribution contributed $5.1 million of fresh water sales, which was not present in the nine months ended September 30, 2025, and fresh water sales on the Company's other acreage increased by $3.6 million. The increase in caliche sales was primarily attributable to $1.4 million of caliche sales from assets acquired in the EagleRock-Intrepid Acquisition, the Shallow Valley Contribution and the DE Flow Contribution.

Surface use related revenues. Surface use related revenues increased by $10.6 million, or 109.1%, to $20.3 million for the nine months ended September 30, 2026, as compared to $9.7 million for the nine months ended September 30, 2025. The increase was driven by a $13.7 million increase in land use revenue, partially offset by a $3.3 million decrease in water transfer and logistics revenue charged to customers for the delivery of water to locations different from the point of sale. The increase in land use revenue was largely attributable to incremental revenue acquired in the Accelerated Acquisition, which contributed $9.9 million of land use revenue during the nine months ended September 30, 2026, as compared to $1.4 million during the nine months ended September 30, 2025. In addition, assets acquired in the Shallow Valley Contribution, the DE Flow Contribution and the EagleRock-Intrepid Acquisition contributed $4.0 million, $0.9 million and $0.4 million, respectively, of land use revenue, none of which was present in the nine months ended September 30, 2025. The decrease in water transfer and logistics revenue was due to the largest customer for that service requiring decreased volumes in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Surface use royalties. Surface use royalties increased by $25.5 million, or 1,181.3%, to $27.6 million for the nine months ended September 30, 2026, as compared to $2.2 million for the nine months ended September 30, 2025. Of the increase, $18.5 million was attributable to assets acquired in the DE Flow Contribution, which contributed $9.6 million of produced water royalties and $8.9 million of royalties from the sale of recycled water under the DE Flow WSMA, and $1.4 million was attributable to royalties earned from the sale of recycled water by Hydrosource pursuant to the Hydrosource Recycling Agreement. An additional $3.1 million of the increase was attributable to shortfall fees recognized by the Company related to the DE Flow WSMA and the Hydrosource Recycling Agreement. Royalties earned under the DE Flow WSMA and the Hydrosource Recycling Agreement are from related parties. An additional $1.3 million, $1.2 million and $0.5 million of the increase was due to produced water royalties earned from assets acquired in the Shallow Valley Contribution, the Accelerated Acquisition and the EagleRock-Intrepid Acquisition, respectively, partially offset by a $0.5 million decrease in produced water royalties on the Company's other acreage.

Cost of sales (exclusive of depreciation and amortization). Cost of sales (exclusive of depreciation and amortization) decreased by $1.7 million, or 7.4%, to $20.7 million for the nine months ended September 30, 2026, as compared to $22.4 million for the nine months ended September 30, 2025. The decrease was largely due to a $3.2 million decrease in water recycling costs and a $0.9 million decrease in royalty payments for recycled water, each attributable to the Hydrosource Distribution and the Company no longer selling recycled water, as well as a $1.1 million decrease in transport costs attributable to the corresponding decrease in water transfer revenue. The decrease was partially offset by a $2.0 million increase in equipment-related costs attributable to assets acquired in the Accelerated Acquisition, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition, a $0.8 million increase in water purchases to support incremental revenue from the Accelerated Acquisition earlier in 2026, and a general increase in other normal course cost of sales of $0.8 million.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $17.7 million, or 242.0%, to $25.0 million for the nine months ended September 30, 2026, as compared to $7.3 million for the nine months ended September 30, 2025. The increase was driven by $14.4 million of transaction expenses related to the IPO and acquisitions during the nine months ended September 30, 2026, as compared to $3.1 million during the nine months ended September 30, 2025, a $2.5 million increase in payroll-related costs from $2.1 million during the nine months ended September 30, 2025, due to increased headcount related to both the Accelerated Acquisition and the IPO, and a $2.3 million increase in professional fees associated with the transition to a public company.

General and administrative expense, inclusive of share-based compensation expense increased by $83.7 million, or 1,146.7%, to $91.0 million for the nine months ended September 30, 2026, as compared to $7.3 million for the nine months ended September 30, 2025. The increase was attributable to share-based compensation expense of $66.0 million and increased cash expenses noted above. See Note 10 — Share-Based Compensation within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation and amortization expense. Depreciation and amortization expense increased by $20.4 million, or 195.8%, to $30.8 million for the nine months ended September 30, 2026, as compared to $10.4 million for the nine months ended September 30, 2025. The increase was attributable to assets and intangibles acquired in the Accelerated Acquisition, the DE Flow Contribution, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition. Depreciation and amortization for assets and intangibles acquired in the Accelerated Acquisition was $9.1 million for the nine months ended September 30, 2026, as compared to $6.0 million for the nine months ended September 30, 2025. Depreciation and amortization for assets and intangibles acquired in the DE Flow Contribution, the Shallow Valley Contribution and the EagleRock-Intrepid Acquisition was $14.2 million, $1.9 million and $0.9 million, respectively.

Gain on investment in sales-type lease. During the nine months ended September 30, 2026, we recognized a non-recurring and non-cash gain of $3.3 million on net investment in sales-type lease related to the C-Store lease on our acreage. The C-Store lease was classified as a sales-type lease during the period following the completion of construction in February 2026, with the gain reflecting the excess of the present value of the future lease payments over the fair value of the land derecognized. No comparable gain was recognized in the nine months ended September 30, 2025.

Gain on extinguishment of debt. During the nine months ended September 30, 2026, we recognized a non-recurring and non-cash gain on extinguishment of debt of $20.4 million related to the paydown of the Predecessor Credit Facility. During the nine months ended September 30, 2025, we recognized a non-recurring and non-cash loss on extinguishment of debt of $70.0 million related to the upsize of the Predecessor Credit Facility in connection with the Accelerated Acquisition. See Note 6 — Long-Term Debt within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest expense. Interest expense decreased by $3.6 million, or 23.9%, to $11.5 million for the nine months ended September 30, 2026, as compared to $15.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in the average outstanding debt balance during the period, as all outstanding debt under the Predecessor Credit Facility was paid off using the proceeds from the IPO, partially offset by interest on the $70.0 million term loan used to fund the Intrepid Acquisition prior to it being transferred as part of the Hydrosource Distribution as well as the $80.0 million amount drawn under the Credit Facility to fund the EagleRock-Intrepid Acquisition. See “—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our Financial Statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, depletion and accretion, which we refer to as “EBITDA” and from which we further exclude share-based compensation and related employer payroll taxes, non-recurring transaction-related expenses and other non-cash or non-recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$11,272	$(4,888)	$(22,901)	$(76,795)
Adjustments:
Depreciation and amortization	15,889	4,559	30,755	10,397
Interest expense	903	6,391	11,549	15,174
Income tax expense (benefit)	286	—	436	—
EBITDA	28,350	6,062	19,839	(51,224)
Adjustments:
Gain on investment in sales-type lease	—	—	(3,275)	—
(Gain) loss on extinguishment of debt	—	—	(20,352)	70,001
Share-based compensation - IPO Stock-based awards(1)	1,023	—	58,373	—
Share-based compensation - RSUs	4,370	—	8,458	—
Share-based compensation - PSUs	239	—	239	—
Transaction-related expenses(2)	30	458	14,376	3,063
Other(3)	—	—	9	30
Adjusted EBITDA	$34,012	$6,520	$77,667	$21,870
Net income (loss) margin	26.0%	(27.9)%	(21.2)%	(158.5)%
Adjusted EBITDA Margin	78.5%	37.2%	72.0%	45.1%

(1) For the three and nine months ended September 30, 2026, the amount includes $1.0 million and $1.0 million, respectively, of employer payroll taxes associated with the settlement of IPO stock-based awards.

(2) Transaction-related expenses consist of non-recurring professional services expenses, including banker fees, legal and professional fees and integration costs directly attributable to completed or contemplated transactions, including the IPO. We do not adjust for ongoing integration or optimization costs unless they are incremental, and directly attributable to the transaction.

(3) Other consists of loss on sale of assets.

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Free Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$11,272	$(4,888)	$(22,901)	$(76,795)
Adjustments:
Depreciation and amortization	15,889	4,559	30,755	10,397
Non-cash interest	187	(2,507)	(3,831)	(4,424)
Non-cash taxes	(165)	—	(338)	—
Gain on investment in sales-type lease	—	—	(3,275)	—
(Gain) loss on extinguishment of debt	—	—	(20,352)	70,001
Share-based compensation - IPO share-based compensation expense	1,023	—	58,373	—
Share-based compensation - RSU share-based compensation expense	4,370	—	8,458	—
Share-based compensation - PSU share-based compensation expense	239	—	239	—
Transaction-related expenses(1)	30	458	14,376	3,063
Other(2)	—	—	9	30
Capital expenditures	(1,087)	(171)	(2,871)	(4,972)
Free Cash Flow	$31,758	$(2,549)	$58,642	$(2,700)
Net income (loss) margin	26.0%	(27.9)%	(21.2)%	(158.5)%
Free Cash Flow Margin	73.3%	(14.5)%	54.3%	(5.6)%

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

As of September 30, 2026, our working capital, calculated as current assets minus current liabilities, was $41.8 million, and we had cash and cash equivalents of $12.3 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Net cash provided by (used in) operating activities	$(15,299)	$8,994	$(24,293)	(270.1)%
Net cash provided by (used in) investing activities	(143,311)	(196,656)	53,345	27.1%
Net cash provided by (used in) financing activities	161,577	193,093	(31,516)	(16.3)%
Net increase in cash, cash equivalents and restricted cash	$2,967	$5,431	$(2,464)	(45.4)%

Operating Activities. Net cash used in operating activities was $15.3 million for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $9.0 million for nine months ended September 30, 2025, an unfavorable variance of $24.3 million. The decrease was primarily driven by a $43.2 million unfavorable change in related-party accounts receivable and accounts payable, reflecting a $27.0 million use of cash from related-party accounts payable, primarily due to the payment of amounts owed to related parties in connection with the IPO, such as the Hydrosource Distribution and the reimbursement of transaction costs paid by Hydrosource, and a $16.2 million use of cash from related-party accounts receivable, reflecting higher revenue from related parties, primarily through the DE Flow WSMA and the Hydrosource Recycling Agreement; a $28.1 million unfavorable change in third-party accounts receivable and accounts payable, primarily driven by revenue growth associated with the DE Flow Contribution, Shallow Valley Contribution, and the EagleRock-Intrepid Acquisition during the nine months ended September 30, 2026; and an $0.3 million unfavorable change in other working capital, other than cash, primarily related to prepaid expenses and other current assets. These decreases were partially offset by higher net income, net of non-cash items, of $47.3 million driven by the additional acquired acreage through the IPO and the EagleRock-Intrepid Acquisition.

Investing Activities. Net cash used in investing activities was $143.3 million for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $196.7 million for nine months ended September 30, 2025, a decrease of $53.3 million. The change was primarily driven by a $49.1 million decrease in cash consideration paid for acquisitions, as the purchase price of the Intrepid Acquisition and EagleRock-Intrepid Acquisition during the nine months ended September 30, 2026 was significantly lower than the purchase price of the Accelerated Acquisition during the nine months ended September 30, 2025, as well as $2.1 million of proceeds received from the sale of property, plant and equipment during the nine months ended September 30, 2026. Capital expenditures decreased by $2.1 million to $2.9 million for the nine months ended September 30, 2026, as compared to $5.0 million for the nine months ended September 30, 2025. Capital expenditures during the period were funded by cash on hand and cash flows from operating activities.

Financing Activities. Net cash provided by financing activities was $161.6 million for the nine months ended September 30, 2026, as compared to net cash provided by financing activities of $193.1 million for nine months ended September 30, 2025, a decrease of $31.5 million. The change was primarily driven by $286.2 million of payments on long-term debt and the revolving credit facilities, including prepayment penalties, during the nine months ended September 30, 2026, as compared to $22.9 million during the nine months ended September 30, 2025, an increase of $263.3 million, reflecting the payoff of all amounts due under the Predecessor Credit Facility with the proceeds from the IPO as well as a $10.0 million paydown of the Credit Facility. Proceeds from debt facilities were also lower, at $150.0 million in the current period as compared to $208.8 million in the prior period, a decrease of $58.8 million, as the borrowings needed to fund the Intrepid Acquisition and EagleRock-Intrepid Acquisition were smaller than those needed to fund the Accelerated Acquisition. The change also reflected $26.8 million of taxes paid related to the net share settlement of the IPO Bonuses during the nine months ended September 30, 2026, with no comparable activity in the prior period; $8.5 million of cash paid for deferred offering costs in connection with the IPO, as compared to $0.3 million during the nine months ended September 30, 2025, an increase of $8.2 million; and $3.6 million of distributions to owners of the Predecessor during the current period, compared to none in the prior period. These decreases were partially offset by $342.3 million of net proceeds received from the issuance of Class A shares in connection with the IPO during the nine months ended September 30, 2026, as compared to $14.0 million of proceeds from the issuance of Predecessor common units during the nine months ended September 30, 2025, a net increase of $328.3 million, and $5.7 million of debt issuance costs as compared to $6.6 million during the nine months ended September 30, 2025, a decrease of $0.9 million.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, the Term SOFR Rate or Daily Simple SOFR, plus an applicable margin ranging from 2.25% to 3.00%, depending on OpCo’s Net Total Leverage Ratio. The Credit Facility includes a commitment fee on undrawn amounts ranging from 0.375% to 0.50%. The Credit Facility contains customary affirmative and negative covenants, as well as financial covenants requiring maintenance of a minimum Interest Coverage Ratio of 2.75:1.00 and a maximum Net Total Leverage Ratio of 3.50:1.00 (or 4.00:1.00 following a Material Permitted Acquisition), and customary events of default. As of September 30, 2026, the Company had $70.0 million outstanding borrowings under the Credit Facility.

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

Borrowings (other than the Intrepid Term Loan) under the Predecessor Credit Facility bore interest at the secured overnight financing rate (“SOFR”), plus the applicable margin or certain reference rate, which was set at 8.0% - 8.5% depending on the applicable leverage ratio for the most recent four consecutive quarters. The Intrepid Term Loan bore interest at SOFR, plus the applicable margin or certain reference rate, which was set at 8.25% - 8.75% depending on the applicable leverage ratio for the most recent four consecutive quarters. Principal amounts borrowed under the Predecessor Revolver may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date became due and payable on such date.

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

Predecessor Warrants

In connection with its entry into the Predecessor Credit Facility, the Predecessor issued the Predecessor Warrants, which were exercisable for equity interests in the Predecessor, to the TCW Entities. In connection with the amendment to the Predecessor Credit Facility in April 2025 referenced above, the Predecessor issued Predecessor Warrants to a new creditor and modified the terms of the original Predecessor Warrants. The net effect of the issuance and modification reduced the total number of Predecessor Warrants outstanding from 1,001 to 900. See “Note 6—Long-Term Debt” within the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for further information with respect to the Predecessor Warrants. The Predecessor Warrants are obligations of the Predecessor and are not obligations of us or OpCo.

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

Share-Based Compensation

We measure and recognize share-based compensation expense for all stock-based awards and purchase of common stock under the LTIP based on their estimated grant date fair value. Our share-based awards primarily consist of RSUs and PSUs, each of which is equity classified. We have elected to account for forfeitures as they occur. The fair value of PSUs that contain market conditions is estimated using a Monte Carlo simulation model which incorporates certain assumptions regarding dividend yield, expected volatility, the correlation of returns between us and each peer group member, and risk-free interest rates. Given our limited trading history since our May 2026 initial public offering, expected volatility is estimated based on the historical volatility of comparable companies’ stock price, selected based on industry and market capitalization. Correlations are estimated from historical returns of the peer group. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rate in effect at the time of grant for a period equal to the remaining performance period.

For PSUs, the number of shares ultimately issued depends on total shareholder return, measured both relative to a defined peer group and on an absolute basis. These are market conditions, the effect of which is reflected in the grant-date fair value. Compensation cost is recognized if the service condition is satisfied, whether or not the market conditions are achieved, and is not reversed or remeasured for actual results. A different but reasonable set of valuation assumptions, particularly volatility and correlation, would produce a different grant-date fair value and a different amount of total compensation cost.

See Note 10 – Share-Based Compensation to our condensed consolidated financial statements for more information regarding our share-based compensation awards.

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

As of September 30, 2026, the Henry Hub spot price of natural gas was $3.02 per MMBtu and the WTI posted price was $97.18 per barrel. Declines in commodity prices can reduce our revenues because they may reduce customer activity levels by limiting the volumes of oil and natural gas that our customers can economically produce or service. We expect these markets to remain volatile, and a substantial or prolonged decline in commodity prices could materially adversely affect our results of operations, cash flows and financial condition.

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

To manage this risk, we assess the creditworthiness of each counterparty and customer and continuously monitor our exposure through credit analysis and monitoring procedures, including reviewing credit ratings, financial statements and payment history. For the nine months ended September 30, 2026, 2 customers accounted for 32% of our total revenues. For the nine months ended September 30, 2025, 3 customers represented 56% of total revenues. No other customer accounted for more than 10% of total revenues. Based on these assessments, we believe the credit risk associated with our counterparties and customers is within an acceptable range.

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

As of September 30, 2026, we had $70.0 million of outstanding borrowings under the Credit Facility. We do not currently have, and do not plan to enter into, any derivative instruments to hedge against fluctuations in interest rates applicable to any future outstanding debt. See “Credit Facility.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation activities described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, in connection with the preparation of the Predecessor's financial statements, our management identified material weaknesses in the Predecessor’s internal control over financial reporting, which continued to exist as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, such material weaknesses relate to: (a) insufficient segregation of duties in the financial statement reporting and general information technology processes; (b) a lack of sufficient levels of staff with public company, technical accounting, and general information technology experience to maintain proper control activities inclusive of detailed account analysis and reconciliations, and perform risk assessment and monitoring activities; and (c) insufficient general information technology controls, including access, security, and change management controls. Our management has concluded that these material weaknesses in the Predecessor’s internal control over financial reporting occurred because the Predecessor did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

During the quarter ended September 30, 2026, we made the following progress on our remediation plan:

•
Personnel (item (i)). We hired additional finance and accounting personnel with public company, technical accounting and financial reporting experience.
•
Sarbanes-Oxley compliance program and internal audit (item (ii)). We engaged third-party specialists to support our Sarbanes-Oxley compliance program and to provide co-sourced internal audit services reporting directly to the audit committee of the Board, and we began our financial reporting risk assessment and scoping.
•
Financial close and reporting processes (item (iii)). We began formally documenting our key business processes and related controls, including the adoption of new accounting policies and procedures.
•
Enterprise systems (item (v)). We implemented a third-party system to support the administration of and accounting for equity awards.
•
Non-routine and complex transactions (item (vi)). We implemented review controls over new equity awards, including valuations prepared by third-party specialists.

We will continue to assess the design and operating effectiveness of these and other new controls. While we believe these actions, when fully implemented, will remediate the material weaknesses, the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented and operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance that our remediation efforts will be successful or that additional material weaknesses will not be identified in the future.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers.

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5‑1 trading arrangement” or “non‑Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S‑K.

Item 6. Exhibits

Exhibit Number	Description
2.1#+

Asset Purchase Agreement, dated as of August 10, 2026, by and between Hydrosource Logistics, LLC, as Seller, and EagleRock Land Operating, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-43288) filed with the SEC on August 13, 2026).

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

10.1†*	Form of Restricted Share Unit Agreement (Executives)
10.2†*	Form of Performance Share Unit Agreement
10.3†*	Form of Restricted Share Unit Agreement (2026 Directors)
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

EagleRock Land, LLC

Date: November 12, 2026	By:	/s/ Neal H. Shah
Neal H. Shah
President and Chief Financial Officer (Principal Financial Officer)